Form 10-Q
period 1996-03-31
SIERRA PACIFIC DEVELOPMENT FUND
filed 1996-05-15
CIK 351698

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended                                              March 31, 1996
                       ---------------------------------------------------------
Commission file number                                            0-11068
                       ---------------------------------------------------------




                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)


     State of California                                         95-3643693
- ---------------------------------                       -----------------------
 (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                         Identification Number)


      5850 San Felipe, Suite 500
            Houston, Texas                                              77057
- ----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)



Registrant's telephone number,
including area code:                                      (713) 706-6271
                              --------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No[ ].


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:
                                                                            Page
                                                                          Number
                                                                          ------
Consolidated Balance Sheets - March 31, 1996 and \
December 31, 1995 ..........................................................   4


Consolidated Statements of Operations -
For the Three Months Ended March 31, 1996 and 1995 .........................   5


Consolidated Statements of Changes in Partners' Equity -
From February 13, 1981 (inception of Partnership) to
December 31, 1995 and For the Three Months Ended
March 31, 1996 .............................................................   6

Consolidated Statements of Cash Flows - For the
Three Months Ended March 31, 1996 and 1995 .................................   7

Notes to Consolidated Financial Statements .................................   8



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

(a) OVERVIEW

The following discussion should be read in conjunction with the Partnership's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns a 72.62% interest in the Sierra Creekside Partnership, which operates the Sierra Creekside property.


(b) RESULTS OF OPERATIONS

Revenues increased by $48,000, or 37%, due primarily to an increase in occupancy from 71% at March 31, 1995 to 95% at March 31, 1996. One new tenant, whose lease commenced October 1, 1995, accounted for an increase in leased square footage of 5,071, or 11% of the rentable square footage of the Property. Another significant tenant increased their square footage March 1, 1995 by 2,846, or 6% of the rentable square footage of the Property.

Operating expenses decreased by $22,000, or 18%, due to lower administrative costs and other expense cutting measures implemented by management. Depreciation and amortization expenses increased by $18,000, or 19%, primarily due to depreciation and amortization on additional tenant improvements associated with the increased occupancy of the Property.

The funds necessary to build out new tenant space and pay leasing commissions were provided by the proceeds of a mortgage loan funded in June 1995. Interest expense increased due to the funding of this loan.

(c) LIQUIDITY AND CAPITAL RESOURCES

A loan in the amount of $1,850,000 was funded in June 1995. This loan is secured by a trust deed on the Property. The proceeds of this loan were used to pay delinquent property taxes, commissions, and other accrued liabilities. The remainder is being held in reserve to fund capital improvements and tenant build-out. A secondary source of cash is available through advances from the minority owner of the Property, Sierra Mira Mesa Partners.

The Partnership's primary capital requirements will be for construction of new tenant space and compliance with the Americans with Disabilities Act or other yet unknown changes in building codes. The estimated cost of completing tenant improvements for space not previously leased is $20 per square foot. As a result of funding a loan on the Property in 1995, the Partnership has sufficient cash reserves to meet all foreseeable future capital requirements.

                        SIERRA PACIFIC DEVELOPMENT FUND
                            (A LIMITED PARTNERSHIP)

                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995



                                                     MARCH 31,      DECEMBER 31,
                                                       1996             1995
                                                    ----------       ----------
ASSETS
Cash and cash equivalents ..................        $  656,611        $  787,269
Receivables:
   Unbilled rent ...........................            76,674            63,362
   Billed rent .............................            36,176            10,564
Income-producing property -
net of
  accumulated depreciation
and valuation
  allowance of $3,836,273 and
$3,737,823,
   respectively ............................         3,416,503         3,422,035
Other assets ...............................           279,477           271,628
                                                    ----------        ----------

Total Assets ...............................        $4,465,441        $4,554,858
                                                    ==========        ==========

LIABILITIES AND PARTNERS'
EQUITY

Accrued and other liabilities ..............        $  103,301        $  102,994
Note payable ...............................         1,827,150         1,838,747
                                                    ----------        ----------

Total Liabilities ..........................         1,930,451         1,941,741
                                                    ----------        ----------

Minority interest in
consolidated
   joint venture ...........................           455,446           476,836
                                                    ----------        ----------

Partners' equity:
  General Partner ..........................                 0                 0
  Limited Partners:
       30,000 units
authorized,
       29,354 issued and
       outstanding .........................         2,079,544         2,136,281
                                                    ----------        ----------

Total Partners' equity .....................         2,079,544         2,136,281
                                                    ----------        ----------

Total Liabilities and
Partners' equity ...........................        $4,465,441        $4,554,858
                                                    ==========        ==========

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                        SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                       1996              1995
                                                    ---------         ----------
REVENUES:
  Rental income ............................        $ 175,284         $ 132,009
  Interest income ..........................            5,045                 0
                                                    ---------         ---------

                Total revenues .............          180,329           132,009
                                                    ---------         ---------

EXPENSES:
    Operating expenses .....................          103,410           125,702
    Depreciation and
amortization ...............................          113,805            95,538
    Interest ...............................           41,242                 0
                                                    ---------         ---------

      Total costs and expenses .............          258,457           221,240
                                                    ---------         ---------


LOSS BEFORE MINORITY
INTEREST'S SHARE
  OF CONSOLIDATED JOINT
VENTURE LOSS ...............................          (78,128)          (89,231)
                                                    ---------         ---------

MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE
LOSS .......................................           21,391            21,103
                                                    ---------         ---------

NET LOSS ...................................        $ (56,737)        $ (68,128)
                                                    =========         =========

Net loss per limited
partnership unit ...........................        $   (1.93)        $   (2.32)
                                                    =========         =========

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                         SIERRA PACIFIC DEVELOPMENT FUND
                            (A LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
     FROM FEBRUARY 13, 1981 (INCEPTION OF PARTNERSHIP) TO DECEMBER 31, 1995
                 AND FOR THE THREE MONTHS ENDED MARCH 31, 1996

                                                                 Limited Partners                                         Total
                                                             ---------------------------             General             Partners'
                                                              Per Unit         Total                 Partner              Equity
                                                             ---------      ------------          -------------        ------------
Proceeds from sale of
  partnership units ..............................         $   500.00       $ 14,677,000                 --            $ 14,677,000
Underwriting commissions
  and other organization
expenses .........................................             (60.29)        (1,769,862)                --              (1,769,862)
Cumulative net income (loss)
  (to December 31, 1995) .........................            (200.18)        (5,876,384)         $    14,600            (5,861,784)
Cumulative distributions
  from operations
  (to December 31, 1995) .........................             (51.25)        (1,504,086)             (14,600)           (1,518,686)
Cumulative distributions
  from dispositions of assets
  (to December 31, 1995) .........................            (115.50)        (3,390,387)                --              (3,390,387)
                                                           ----------       ------------          -----------          ------------

Partners' equity - January 1, 1996 ...............              72.78          2,136,281                    0             2,136,281
Net loss .........................................              (1.93)           (56,737)                --                 (56,737)
                                                           ----------       ------------          -----------          ------------

Partners' equity - March 31, 1996 ................         $    70.85       $  2,079,544          $         0          $  2,079,544
                                                           ==========       ============          ===========          ============

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                        SIERRA PACIFIC DEVELOPMENT FUND
                            (A LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995



                                                       1996              1995
                                                    ---------         ---------
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net loss .................................        $ (56,737)        $ (68,128)
  Adjustments to reconcile
net loss
  to cash used in operating
activities:
    Depreciation and
amortization ...............................          113,805            95,538
    Minority interest's share
of consolidated
      joint venture loss ...................          (21,391)          (21,103)
    Increase in rent
receivable .................................          (38,924)          (13,894)
    Decrease in other
receivables ................................                0            10,795
    Increase in other assets ...............          (23,202)          (87,282)
    Increase (decrease) in
accrued and other liabilities ..............              307          (143,481)
                                                    ---------         ---------

    Net cash used in
operating activities .......................          (26,142)         (227,555)
                                                    ---------         ---------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Payments for property
additions ..................................          (92,919)                0
                                                    ---------         ---------

  Net cash used in investing
activities .................................          (92,919)                0
                                                    ---------         ---------

CASH FLOWS FROM FINANCING
ACTIVITIES:
  Principal payments on note
payable ....................................          (11,597)                0
  Contributions from minority
investor ...................................                0           190,000
                                                    ---------         ---------

  Net cash (used in) provided
by financing activities ....................          (11,597)          190,000
                                                    ---------         ---------

NET DECREASE IN CASH
   AND CASH EQUIVALENTS ....................         (130,658)          (37,555)

CASH AND CASH EQUIVALENTS
    Beginning of period ....................          787,269            38,957
                                                    ---------         ---------

CASH AND CASH EQUIVALENTS
     End of period .........................        $ 656,611         $   1,402
                                                    =========         =========



SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

   Cash paid during the
period for interest ........................        $  55,033         $       0
                                                    =========         =========

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sierra Creekside Partners, a majority owned joint venture at March 31, 1996. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at March 31, 1996 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1995.

2. RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of S-P Properties, Inc., the General Partner of the Partnership, was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). CMC continued to manage the affairs of the Partnership through March 31, 1995.

Included in the financial statements for the three months ended March 31, 1996 and 1995 are affiliate transactions as follows:

                                                         March 31
                                              --------------------------------
                                                   1996            1995
                                              --------------- ----------------
                  Management fees                  $   4,785     $       0
                  Administrative fees              $   5,438     $       0
                  Leasing fees                     $  19,744     $       0


3. PARTNERS' EQUITY

Equity and net loss per limited partnership unit is determined by dividing the Limited Partners' share of the Partnership's equity and net loss by the number of limited partnership units outstanding, 29,354.


                                    UNAUDITED
                                        8


                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

   Exhibit
   Number          Description of Exhibit
- --------------     ------------------------------------------
           27      Financial Data Schedule


(b)      Reports on Form 8-K

         None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.



                                       SIERRA PACIFIC DEVELOPMENT FUND
                                       a Limited Partnership
                                       S-P PROPERTIES, INC.
                                       General Partner


Date:  MAY 13, 1996                    /S/ THOMAS N. THURBER
                                           Thomas N. Thurber
                                            President and Director


Date:  MAY 13, 1996                    /S/ MICHELE E. JOHNSON
                                           Michele E. Johnson
                                           Chief Accounting Officer

