Form 10-Q
period 1996-06-30
SIERRA PACIFIC DEVELOPMENT FUND
filed 1996-08-14
CIK 351698

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended                                  June 30, 1996
Commission file number                                0-11068

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)


            State of California                       95-3643693
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)            Identification Number)

        5850 San Felipe, Suite 500
              Houston, Texas                                     77057
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number,
including area code:                                     (713) 706-6271

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No[ ].

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                     Page number

Consolidated Balance Sheets - June 30, 1996 and December 31, 1995              4

Consolidated Statements of Operations - For the Six Months
Ended June 30, 1996 and 1995 and the Three Months Ended
June 30, 1996 and 1995                                                         5

Consolidated Statements of Changes in Partners' Equity - From
February 13, 1981 (inception of Partnership) to December 31,
1995 and For the Six Months Ended June 30, 1996                                6

Consolidated Statements of Cash Flows - For the Six Months Ended
June 30, 1996 and 1995                                                         7

Notes to Consolidated Financial Statements                                     8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

(a)  OVERVIEW

The following discussion should be read in conjunction with the Partnership's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns a 81.13% interest in the Sierra Creekside Partnership, which operates the Sierra Creekside property.


(b)  RESULTS OF OPERATIONS

Revenues for the first six months of the year increased by $97,000, or 35%, when compared to the corresponding period in the prior year, due primarily to an increase in occupancy from 77% at June 30, 1995 to 100% at June 30, 1996. One new tenant, whose lease commenced October 1, 1995, accounted for an increase in leased square footage of 5,071, or 11% of the rentable square footage of the Property. Another significant tenant increased their square footage March 1, 1995 by 2,846, or 6% of the rentable square footage of the Property.

Operating expenses for the first six months of the year decreased by $14,000, or 5%, due to lower administrative costs and other expense cutting measures implemented by management. Operating expenses for the three months ended June 30, 1996 increased by $8,000, or 5%, due to higher utility costs in the second quarter of 1996. Depreciation and amortization expenses for the same period increased by $35,000, or 17%, primarily due to depreciation and amortization on additional tenant improvements associated with the increased occupancy of the Property.

The funds necessary to build out new tenant space and pay leasing commissions were provided by the proceeds of a mortgage loan funded in June 1995. Interest expense increased due to the funding of this loan.

(c)  LIQUIDITY AND CAPITAL RESOURCES

A loan in the amount of $1,850,000 was funded in June 1995. This loan is secured by a trust deed on the Property. The proceeds of this loan were used to pay delinquent property taxes, commissions, and other accrued liabilities. The remainder is being used to fund capital improvements and tenant build-out. A secondary source of cash is available through advances from the minority owner of the Property, Sierra Mira Mesa Partners.

The Partnership's primary capital requirements will be for construction of new tenant space and compliance with the Americans with Disabilities Act ("ADA") or other yet unknown changes in building codes. The majority of the work required to comply with ADA has been completed at June 30, 1996. As a result of funding a loan on the Property in 1995, the Partnership has sufficient cash reserves to meet all foreseeable future capital requirements.

                        SIERRA PACIFIC DEVELOPMENT FUND
                            (A LIMITED PARTNERSHIP)

                          CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1996 AND DECEMBER 31, 1995

                                              June 30,   December 31,
                                                1996         1995
                                             ----------   ----------
ASSETS
Cash and cash equivalents ................   $  240,744   $  787,269
Receivables:
   Unbilled rent .........................       78,779       63,362
   Billed rent ...........................       15,331       10,564
Income-producing property - net of
  accumulated depreciation and valuation
   allowance of $3,932,448 and $3,737,823,
   respectively ..........................    3,322,303    3,422,035
Other assets .............................      654,806      271,628
                                             ----------   ----------
Total Assets .............................   $4,311,963   $4,554,858
                                             ==========   ==========
LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities ............       68,901   $  102,994
Note payable .............................    1,821,220    1,838,747
                                             ----------   ----------
Total Liabilities ........................    1,890,121    1,941,741
                                             ----------   ----------
Minority interest in consolidated
   joint venture .........................      440,743      476,836
                                             ----------   ----------
Partners' equity:
  General Partner ........................            0            0
  Limited Partners:
        30,000 units authorized,
        29,354 issued and
       outstanding .......................    1,981,099    2,136,281
                                             ----------   ----------
Total Partners' equity ...................    1,981,099    2,136,281
                                             ----------   ----------
Total Liabilities and Partners' equity ...   $4,311,963   $4,554,858
                                             ==========   ==========

                                   Unaudited
                             See Accompanying Notes

                        SIERRA PACIFIC DEVELOPMENT FUND
                            (A LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
              AND FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

                                           Six Months Ended          Three Months Ended
                                               June 30,                   June 30,
                                        ----------------------    ----------------------
                                          1996         1995         1996         1995
                                        ---------    ---------    ---------    ---------
REVENUES:
  Rental income .....................   $ 372,584    $ 275,413    $ 197,300    $ 143,404
  Interest income ...................       7,328            0        2,283            0
                                        ---------    ---------    ---------    ---------
Total revenues ......................     379,912      275,413      199,583      143,404
                                        ---------    ---------    ---------    ---------
EXPENSES:
    Operating expenses ..............     255,607      269,983      152,197      144,281
    Depreciation and amortization ...     233,295      198,720      119,490      103,182
    Interest ........................      82,286          228       41,044          228
                                        ---------    ---------    ---------    ---------
Total costs and expenses ............     571,188      468,931      312,731      247,691
                                        ---------    ---------    ---------    ---------

LOSS BEFORE MINORITY INTEREST'S SHARE
  OF CONSOLIDATED JOINT VENTURE LOSS     (191,276)    (193,518)    (113,148)    (104,287)
                                        ---------    ---------    ---------    ---------
MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS ...      36,094       45,767       14,703       24,664
                                        ---------    ---------    ---------    ---------
NET LOSS ............................   $(155,182)   $(147,751)   $ (98,445)   $ (79,623)
                                        =========    =========    =========    =========
Net loss per limited partnership unit   $   (5.29)   $   (5.03)   $   (3.35)   $   (2.71)
                                        =========    =========    =========    =========

                                   Unaudited
                             See Accompanying Notes

                        SIERRA PACIFIC DEVELOPMENT FUND
                            (A LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
     FROM FEBRUARY 13, 1981 (INCEPTION OF PARTNERSHIP) TO DECEMBER 31, 1995
                   AND FOR THE SIX MONTHS ENDED JUNE 30, 1996


                                          Limited Partners                            Total
                                      --------------------------      General        Partners'
                                       Per Unit        Total          Partner         Equity
                                      ----------    ------------    -----------    ------------
Proceeds from sale of
  partnership units ...............   $   500.00    $ 14,677,000           --      $ 14,677,000
Underwriting commissions
  and other organization expenses .       (60.29)     (1,769,862)          --        (1,769,862)
Cumulative net income (loss)
   (to December 31, 1995) .........      (200.18)     (5,876,384)   $    14,600      (5,861,784)
Cumulative distributions
  from operations
   (to December 31, 1995) .........       (51.25)     (1,504,086)       (14,600)     (1,518,686)
Cumulative distributions
  from dispositions of assets
   (to December 31, 1995) .........      (115.50)     (3,390,387)          --        (3,390,387)
                                      ----------    ------------    -----------    ------------
 Partners' equity - January 1, 1996        72.78       2,136,281              0       2,136,281
Net loss - year to date ...........        (5.29)       (155,182)          --          (155,182)
                                      ----------    ------------    -----------    ------------
 Partners' equity - June 30, 1996 .   $    67.49    $  1,981,099    $         0    $  1,981,099
                                      ==========    ============    ===========    ============

                                   Unaudited
                             See Accompanying Notes

                        SIERRA PACIFIC DEVELOPMENT FUND
                            (A LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                                          1996         1995
                                                       ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .........................................   $(155,182)   $  (147,751)
  Adjustments to reconcile net loss
  to cash used in operating activities:
    Depreciation and amortization ..................     233,295        198,720
    Minority interest's share of consolidated
      joint venture loss ...........................     (36,094)       (45,767)
    Increase in rent receivable ....................     (20,184)       (13,778)
    Decrease in other receivables ..................           0         10,795
    Increase in other assets .......................    (414,176)      (193,106)
    Decrease in accrued and other liabilities ......     (34,093)      (306,058)
                                                       ---------    -----------
    Net cash used in operating activities ..........    (426,434)      (496,945)
                                                       ---------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property additions ..................    (102,564)       (64,391)
                                                       ---------    -----------
  Net cash used in investing activities ............    (102,564)       (64,391)
                                                       ---------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Funding of note payable secured by property ......        --          925,000
  Principal payments on note payable ...............     (17,527)             0
  Contributions from minority investor .............           0        190,000
                                                       ---------    -----------
  Net cash (used in) provided by
   financing activities ............................     (17,527)     1,115,000
                                                       ---------    -----------
NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS ............................    (546,525)       553,664

CASH AND CASH EQUIVALENTS
    Beginning of period ............................     787,269         38,957
                                                       ---------    -----------
CASH AND CASH EQUIVALENTS
     End of period .................................   $ 240,744    $   592,621
                                                       =========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest ........   $  82,418    $         0
                                                       =========    ===========

                                   Unaudited
                             See Accompanying Notes

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

1.      ORGANIZATION

In February 1994, the Partnership created a general partnership (Sierra Creekside Partners) with Sierra Mira Mesa Partners ("SMMP") to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Creekside property. The Partnership Agreement of Sierra Creekside Partners (the "Agreement") was amended effective January 1, 1995 to consider both contributions and distributions when calculating each partners' percentage interest at January 1 of each year as called for by the Agreement. As a result of this Amendment, the Partnership's percentage interest in Sierra Creekside Partners increased from 72.62% to 81.13%. The effect of this change on the minority interest share of consolidated joint venture loss for the three months ended March 31, 1996 was recognized in the second quarter.

2.      BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sierra Creekside Partners, a majority owned joint venture at June 30, 1996. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at June 30, 1996 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1995.

3.      RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of S-P Properties, Inc., the General Partner of the Partnership, was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). CMC continued to manage the affairs of the Partnership through March 31, 1995.

                                    UNAUDITED
                                        8


Sierra Pacific Development Fund
Notes to Consolidated Financial Statements
Page two


Included in the financial statements for the six months ended June 30, 1996 and 1995 are affiliate transactions as follows:

                                                               June 30
                                                      --------------------------
                                                        1996             1995
                                                      ---------        ---------
Management fees ............................           $14,041          $12,367
Administrative fees ........................           $17,342          $ 7,246
Leasing fees ...............................           $20,031          $     0
Construction fees ..........................           $ 7,470          $     0

4.      PARTNERS' EQUITY

Equity and net loss per limited partnership unit is determined by dividing the Limited Partners' share of the Partnership's equity and net loss by the number of limited partnership units outstanding, 29,354.

                                    UNAUDITED
                                        9

                           PART II - OTHER INFORMATION

ITEM  6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

  Exhibit
  Number        Description of Exhibit
  ------        ----------------------
    27         Financial Data Schedule

(b)     Reports on Form 8-K
        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.



                                SIERRA PACIFIC DEVELOPMENT FUND
                                a Limited Partnership
                                S-P PROPERTIES, INC.
                                General Partner
Date:  AUGUST 9, 1996           /S/ THOMAS N. THURBER
                                    Thomas N. Thurber
                                    President and Director

Date:  AUGUST 9, 1996           /S/ MICHELE E. JOHNSON
                                    Michele E. Johnson
                                    Chief Accounting Officer