Form 10-Q
period 1996-09-30
SIERRA PACIFIC DEVELOPMENT FUND
filed 1996-11-14
CIK 351698

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter ended                                September 30, 1996

Commission file number                                0-11068

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)

            State of California                       95-3643693
--------------------------------------------    ------------------------
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)             Identification Number)


        5850 San Felipe, Suite 500
              Houston, Texas                            77057
--------------------------------------------    ------------------------
 (Address of principal executive offices)             (Zip Code)

Registrant's telephone number,
including area code:                     (713) 706-6271
                                     ----------------------

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

                                                                           Page
                                                                          Number
                                                                          ------
Consolidated Balance Sheets - September 30, 1996 and December 31, 1995 .....   4

Consolidated Statements of Operations - For the Nine Months
Ended September 30, 1996 and 1995 and the Three Months Ended
September 30, 1996 and 1995 ................................................   5

Consolidated Statements of Changes in Partners' Equity - From
February 13, 1981 (inception of Partnership) to December 31, 1995
and For the Nine Months Ended September 30, 1996 ...........................   6

Consolidated Statements of Cash Flows - For the Nine Months
Ended September 30, 1996 and 1995 ..........................................   7

Notes to Consolidated Financial Statements .................................   8

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

(b)  RESULTS OF OPERATIONS

Revenues for the first nine months of the year increased by $136,000, or 32%, when compared to the corresponding period in the prior year, due primarily to an increase in occupancy from 80% at September 30, 1995 to 100% at September 30, 1996. One new tenant, whose lease commenced October 1, 1995, accounted for an increase in leased square footage of 5,071, or 11% of the rentable square footage of the Property. Another significant tenant increased their square footage March 1, 1995 by 2,846, or 6% of the rentable square footage of the Property.

Operating expenses for the first nine months of the year decreased by $27,000, or 7%, due to lower administrative costs and other expense cutting measures implemented by management. Depreciation and amortization expenses for the same period increased by $54,000, or 18%, primarily due to depreciation and amortization on additional tenant improvements associated with the increased occupancy of the Property.

The funds necessary to build out new tenant space and pay leasing commissions were provided by the proceeds of an $1,850,000 mortgage loan funded in 1995. One half of this loan was funded June 30, 1995 with the balance funded August 31, 1995. Interest expense increased due to the funding of this loan.

(c)  LIQUIDITY AND CAPITAL RESOURCES

A loan in the amount of $1,850,000 was funded in 1995. This loan is secured by a trust deed on the Property. The proceeds of this loan were used to pay delinquent property taxes, commissions, and other accrued liabilities. The remainder was used to fund capital improvements and tenant build-out. A secondary source of cash is available through advances from the minority owner of the Property, Sierra Mira Mesa Partners.

The Partnership's primary capital requirements will be for construction of new tenant space and compliance with the Americans with Disabilities Act ("ADA") or other yet unknown changes in building codes. The majority of the work required to comply with ADA has been completed at September 30, 1996. As a result of funding a loan on the Property in 1995, the Partnership has sufficient cash reserves to meet all foreseeable future capital requirements.

                        SIERRA PACIFIC DEVELOPMENT FUND
                            (A Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS
                    September 30, 1996 and December 31, 1995


                                                    September 30,  December 31,
                                                        1996           1995
                                                     ----------     ----------
ASSETS

Cash and cash equivalents ........................   $   94,769     $  787,269
Receivables:
   Unbilled rent .................................       76,090         63,362
   Billed rent ...................................        3,281         10,564
Income-producing property - net of
  accumulated depreciation and valuation
   allowance of $4,027,001 and $3,737,823,
   respectively ..................................    3,249,384      3,422,035
Other assets .....................................      794,169        271,628
                                                     ----------     ----------

Total Assets .....................................   $4,217,693     $4,554,858
                                                     ==========     ==========

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities ....................       84,261     $  102,994
Note payable .....................................    1,812,130      1,838,747
                                                     ----------     ----------
Total Liabilities ................................    1,896,391      1,941,741
                                                     ----------     ----------
Minority interest in consolidated
   joint venture .................................      421,771        476,836
                                                     ----------     ----------
Partners' equity:
  General Partner ................................            0              0
  Limited Partners:
        30,000 units authorized,
        29,354 issued and
       outstanding ...............................    1,899,531      2,136,281
                                                     ----------     ----------
Total Partners' equity ...........................    1,899,531      2,136,281
                                                     ----------     ----------
Total Liabilities and Partners' equity ...........   $4,217,693     $4,554,858
                                                     ==========     ==========

                                   Unaudited
                             See Accompanying Notes

                        SIERRA PACIFIC DEVELOPMENT FUND
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Nine Months Ended September 30, 1996 and 1995
           and for the Three Months Ended September 30, 1996 and 1995

                                          Nine Months Ended        Three Months Ended
                                            September 30,             September 30,
                                        ----------------------    ----------------------
                                          1996         1995         1996         1995
                                        ---------    ---------    ---------    ---------
REVENUES:
  Rental income .....................   $ 547,972    $ 419,964    $ 175,388    $ 144,551
  Interest income ...................       7,773          247          445          247
                                        ---------    ---------    ---------    ---------
Total revenues ......................     555,744      420,211      175,833      144,798
                                        ---------    ---------    ---------    ---------
EXPENSES:
    Operating expenses ..............     376,892      404,365      121,285      134,382
    Depreciation and amortization ...     347,541      294,005      114,246       95,285
    Interest ........................     123,128       28,402       40,842       28,174
                                        ---------    ---------    ---------    ---------
Total costs and expenses ............     847,561      726,772      276,373      257,841
                                        ---------    ---------    ---------    ---------

LOSS BEFORE MINORITY INTEREST'S SHARE
  OF CONSOLIDATED JOINT VENTURE LOSS     (291,816)    (306,561)    (100,541)    (113,043)
                                        ---------    ---------    ---------    ---------
MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS ...      55,066       72,502       18,972       26,735
                                        ---------    ---------    ---------    ---------

NET LOSS ............................   $(236,750)   $(234,059)   $ (81,569)   $ (86,308)
                                        =========    =========    =========    =========

Net loss per limited partnership unit   $   (8.07)   $   (7.97)   $   (2.78)   $   (2.94)
                                        =========    =========    =========    =========

                                   Unaudited
                             See Accompanying Notes

                        SIERRA PACIFIC DEVELOPMENT FUND
                            (A Limited Partnership)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
     From February 13, 1981 (Inception of Partnership) to December 31, 1995
                and for the Nine Months Ended September 30, 1996

                                           Limited Partners                        Total
                                        ------------------------    General       Partners'
                                        Per Unit       Total        Partner        Equity
                                         -------    ------------    --------    ------------
Proceeds from sale of
  partnership units ..................   $500.00    $ 14,677,000        --      $ 14,677,000
Underwriting commissions
  and other organization expenses ....    (60.29)     (1,769,862)       --        (1,769,862)
Cumulative net income (loss)
   (to December 31, 1995) ............   (200.18)     (5,876,384)   $ 14,600      (5,861,784)
Cumulative distributions
  from operations
   (to December 31, 1995) ............    (51.25)     (1,504,086)    (14,600)     (1,518,686)
Cumulative distributions
  from dispositions of assets
   (to December 31, 1995) ............   (115.50)     (3,390,387)       --        (3,390,387)
                                         -------    ------------    --------    ------------
Partners' equity - January 1, 1996 ..      72.78       2,136,281           0       2,136,281
Net loss - year to date ..............     (8.07)       (236,750)       --          (236,750)
                                         -------    ------------    --------    ------------
Partners' equity - September 30, 1996    $ 64.71    $  1,899,531    $      0    $  1,899,531
                                         =======    ============    ========    ============

                                   Unaudited
                             See Accompanying Notes

                        SIERRA PACIFIC DEVELOPMENT FUND
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1996 and 1995


                                                        1996          1995
                                                      ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .......................................... $(236,750)   $  (234,059)
  Adjustments to reconcile net loss
  to cash used in operating activities:
    Depreciation and amortization ...................   347,541        294,005
    Minority interest's share of consolidated
      joint venture loss ............................   (55,066)       (72,502)
    Increase in rent receivable .....................    (5,444)       (25,931)
    Decrease in other receivables ...................         0          2,493
    Increase in other assets ........................  (569,699)      (224,947)
    Decrease in accrued and other liabilities .......   (18,733)      (309,171)
                                                      ---------    -----------
    Net cash used in operating activities ...........  (538,151)      (570,112)
                                                      ---------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property additions ...................  (127,731)      (103,569)
                                                      ---------    -----------
  Net cash used in investing activities .............  (127,731)      (103,569)
                                                      ---------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Funding of note payable secured by property .......         0      1,850,000
  Principal payments on note payable ................   (26,617)        (5,584)
  Contributions from minority investor ..............         0       (218,043)
                                                      ---------    -----------
  Net cash (used in) provided by financing activities   (26,617)     1,626,373
                                                      ---------    -----------
NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS .............................  (692,499)       952,692
CASH AND CASH EQUIVALENTS
    Beginning of period .............................   787,269         38,957
                                                      ---------    -----------
CASH AND CASH EQUIVALENTS
     End of period .................................. $  94,770    $   991,649
                                                      =========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest ......... $ 123,328    $    28,174
                                                      =========    ===========

                                   Unaudited
                             See Accompanying Notes

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    ------------------------------------------------------------------------

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

2.      BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sierra Creekside Partners, a majority owned joint venture at September 30, 1996. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at September 30, 1996 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1995.

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

                                    UNAUDITED

Sierra Pacific Development Fund
Notes to Consolidated Financial Statements
Page two


Included in the financial statements for the nine months ended September 30, 1996 and 1995 are affiliate transactions as follows:

                                                        September 30
                                                  --------------------------
                                                      1996         1995
                                                  ------------- ------------
               Management fees                    $     21,816    $  12,815
               Administrative fees                      26,267       16,152
               Leasing fees                             26,341       12,993
               Construction fees                         7,470            0

4.      PARTNERS' EQUITY

Equity and net loss per limited partnership unit is determined by dividing the Limited Partners' share of the Partnership's equity and net loss by the number of limited partnership units outstanding, 29,354.

                                    UNAUDITED

                           PART II - OTHER INFORMATION

ITEM  6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

  Exhibit
  Number        Description of Exhibit
------------    ----------------------------------
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



                                SIERRA PACIFIC DEVELOPMENT FUND
                                a Limited Partnership
                                S-P PROPERTIES, INC.
                                General Partner


Date:  NOVEMBER 11, 1996        /S/ THOMAS N. THURBER
                                Thomas N. Thurber
                                President and Director


Date:  NOVEMBER 11, 1996        /S/ MICHELE E. JOHNSON
                                Michele E. Johnson
                                Chief Accounting Officer