Form 10-K
period 1996-12-31
SIERRA PACIFIC DEVELOPMENT FUND
filed 1997-03-28
CIK 351698

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996     Commission file number : 0-11068


                         SIERRA PACIFIC DEVELOPMENT FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

            State of California                         95-3643693
-------------------------------------    ---------------------------------------
      (State or other jurisdiction of    (I.R.S. Employer Identification Number)
      incorporation or organization)


        5850 San Felipe, Suite 500
              Houston, Texas                              77057
-----------------------------------------    -----------------------------------
 (Address of principal executive offices)               (Zip Code)



Registrant's telephone number,
including area code:                                     (713) 706-6271
                                              ----------------------------------


                           5850 San Felipe, Suite 120
                              Houston, Texas 77057
--------------------------------------------------------------------------------
           (Former name or former address, if changed since last report)

            Securities registered pursuant to Section 12 (b) of the Act:

     TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------------            ------------------------------------------
          None                                        None

          Securities registered pursuant to Section 12 (g) of the Act:

                        30,000 LIMITED PARTNERSHIP UNITS

                                 Title of class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ].

                       DOCUMENTS INCORPORATED BY REFERENCE

        Annual Report to Limited Partners for the Year Ended December 31,
             1996 is incorporated by reference into Parts II and III

                                     PART I

ITEM 1.      BUSINESS

(a.) GENERAL DEVELOPMENT OF BUSINESS. Sierra Pacific Development Fund (the "Partnership") is a California limited partnership that was formed in February 1981 for the purpose of acquiring, developing, and operating commercial real estate.

The Partnership's first real estate investment was for the acquisition of land and development of a 41,000 square foot office project in San Bernardino, California known as Sierra Commercenter. On December 31, 1993, the Partnership sold Sierra Commercenter for $3,722,362 and recorded a gain on the sale of $766,068.

In 1983, the Partnership acquired land in San Ramon, California as the first step in development of the Sierra Creekside office project (the "Property"), a 47,800 square foot building that was completed in October 1984.

In February 1994, the Partnership created a California general partnership (Sierra Creekside Partners) with Sierra Mira Mesa Partners ("SMMP") to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Creekside property. The Partnership contributed the Property (at an agreed value of $2,825,000) and SMMP contributed cash ($656,958, net, through December 31, 1995) in exchange for an 18.87% interest in Sierra Creekside Partners. SMMP made additional contributions of $31,400, and received distributions of $541,000 from Sierra Creekside Partners during 1996. The percentage interests of the Partnership and Sierra Mira Mesa Partners are to be adjusted every January 1st during the term of Sierra Creekside Partners, beginning January 1, 1995. Accordingly, as of January 1, 1997, the Partnership's interest in Sierra Creekside Partners will be increased to 95.04%, and SMMP's interest will be reduced to 4.96%.

In June, 1995 Sierra Creekside Partners placed a loan on the Property in the amount of $1,850,000 in order to establish operating reserves, fund tenant improvements and leasing commissions, and make structural changes to the Property mandated by the Americans with Disabilities Act ("ADA").

(b.) NARRATIVE DESCRIPTION OF BUSINESS. The Partnership owns and operates Sierra Creekside, an office building in San Ramon, California. Success of the office building is dependent upon the timely payment of rent by five tenants who account for approximately 66% of the rental income of the Partnership for the year ended December 31, 1996.

There is significant competition in the office building rental market in the Partnership's trade area. A 1994 appraisal identified six buildings in the immediate area that offered space and amenities comparable to Sierra Creekside.

In order to obtain building permits to complete newly leased tenant space, the Partnership has been required to make capital improvements to the Property to bring it into compliance with certain provisions of the ADA. The estimated cost of the remaining work needed to comply with this Act is $35,000 which will be capitalized and depreciated over the estimated useful life of the improvements. The Property must be in full compliance by May 1997.

(c.) COMPARISON OF CURRENT ACTIVITIES TO THOSE PROPOSED AT THE INITIATION OF THE PARTNERSHIP. In the Partnership's prospectus dated June 25, 1982, the investment objectives were described as follows:

"The Partnership was formed to invest in properties which will: (i.) have the potential for long-term capital gains through appreciation in value; (ii.) to the extent consistent with (i.) above, preserve, protect and return the Partnership's invested capital; (iii.) provide distributable Cash Flow from operations; (iv.) provide Federal Income Tax deductions so that all or a portion of any distributable cash from operations may be treated as a return of capital for tax purposes and, therefore, may not represent taxable income to the Limited Partners; and (v.) build up equity through the reduction of mortgage loans on those of the Partnership's properties which have been leveraged. There can be no assurance that such objectives will be achieved."

The prospectus also states: "The Partnership expects to commence liquidation of all its properties after approximately the fifth year of Partnership operations. However, the Managing General Partners may exercise their discretion as to whether and when to sell, finance or refinance a property, and the Partnership will have no obligations to sell properties at any particular time."

Operations of the Partnership through 1996 have been consistent with the intent of the original prospectus in that the Partnership has invested in real estate projects that had the potential for capital gains, preservation of capital and providing distributable cash flow partially sheltered from Federal Income Tax. However, the Partnership and its real estate have been adversely affected by the Tax Reform Act of 1986, aggressive lending by banks that resulted in commercial real estate overbuilding, and subsequent severe recessions. The original intention to begin liquidation of properties after the fifth year of operations was delayed indefinitely. As of December 31, 1996, the Partnership had paid cash distributions of $166.75 for each $500 unit investment and remaining partners' equity is $62.49 per unit. Thus, if the Partnership were to be liquidated at the end of 1996 at book value, each $500 investment would have returned a total of $229.24.

The General Partner's goal is to continue operating the Property until such time as rental rates return to the level necessary to support new office building development. At that time, the Property may be sold at a price substantially greater than current book value.

ITEM 2.      PROPERTIES

During 1996, the Partnership owns (fee simple) a 81.13% interest in Sierra Creekside, a commercial office building located in San Ramon, California. (See
Item 1. Business for discussion of changes in ownership percentages.) The building consists of 47,800 rentable square feet and is 99% occupied at December 31, 1996. The average effective annual rent per square foot at December 31, 1996 is $16.45.

The Property is encumbered by a mortgage lien in favor of Home Federal Savings of San Francisco with a principal balance of $1,802,820 at December 31, 1996. The mortgage bears interest at 3.5% above the 11th District Cost of Funds Index with a minimum of 9% and a maximum of 14% (9% at December 31, 1996). The loan term is 120 months with a maturity date of July 1, 2005. Payments are amortized over a 240 month period with a remaining principal balance of $1,325,058 due at maturity assuming no payment has been made on principal in advance of its due date. This note is subject to prepayment penalties of 1% to 3% if more than 20% of the outstanding balance is prepaid during the first four calendar years of the loan.

SUMMARY OF SIGNIFICANT TENANTS/LEASES

Four of the Property's 16 tenants occupy ten percent or more of rentable space. The principal businesses of these significant tenants are banking, mortgage administration, insurance and billing/collections services. Details of the leases follow:

                                                          Percent      Effective                      Percent
                                             Square         of          Rent Per      Effective       of Gross
                                              Feet       Rentable        Square        Rent Per        Annual          Expiration of
       Tenants                              Occupied       Square         Foot           Annum          Rent                Lease
       -------                               ------         ---          ------         --------         ---          --------------
American Savings Bank .................       5,526          12%         $18.89         $104,360          13%          October 2001
California Bancshares, Inc. ...........       8,588          18%          15.04          129,141          17%         February 2000
State Farm Mutual .....................       5,071          11%          14.98           75,964          10%         September 2000
Pen-Cal Administrators ................       7,331          15%          16.69          122,355          16%          January 2000
Tenants Occupying less than 10% sq ft .      20,735          43%          16.67          345,590          44%            Various
                                             ------         ---          ------         --------         ---
Total Rented Space ....................      47,251          99%         $16.45         $777,410         100%
Vacancies .............................         549           1%
                                             ------         ---
Total Rentable Space ..................      47,800         100%

The California Bancshares, Inc. lease is renewable for an additional three year period upon expiration in February 2000.

SUMMARY OF LEASES BY EXPIRATION

One of the 16 tenants is on a month to month lease; the other fifteen are on leases scheduled to expire over the next five years as indicated in the table below.

Year of expiration                        1997            1998            1999             2000             2001             Totals
Number of tenants ...............              3               4               3                3                2               15
Percent of total tenants ........            19%             25%             19%              19%              12%              94%
Total area (square feet) ........          3,644           5,737           4,616           20,990           10,006           44,993
Annual Rent .....................        $54,699         $85,452         $76,907         $327,460         $180,054         $724,572
Percent gross annual rent .......             7%             11%             10%              42%              23%              93%

DEPRECIABLE PROPERTY  Reference is made to Schedule III of Form 10-K.

REAL ESTATE TAXES     The real estate tax  obligation  for 1996 is approximately
                      1.2% of the assessed value or $47,529.

INSURANCE             In the opinion of management, the property is adequately
                      covered by insurance.

ITEM 3.      LEGAL PROCEEDINGS

The Partnership is not involved in any material legal proceedings.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S PARTNERS' EQUITY AND RELATED MATTERS

As of December 31, 1996, the number of security holders is as follows:

                                       NUMBER              NUMBER OF
                                     OF UNITS            RECORD HOLDERS
                                   -------------          -----------
   Limited Partners..............        29,354                2,339
                                   =============          ===========

These securities are all of the same class, namely, limited partnership interests (units) and were sold pursuant to a registration statement filed under the Securities Act of 1933, as amended. The total offering was 30,000 units at $500.00 per unit.

No broker or dealer currently makes a market in the units of the Partnership. Accordingly, there are no published price or trading volume figures available for the units. The units have been transferred on an extremely limited extent from time-to-time since the inception of the Partnership; however, the market for the units is highly restricted and sporadic, especially in view of the investor suitability requirements imposed on new purchasers by the various state blue sky laws and the restrictions on transfer contained in the Partnership Agreement.

The Partnership has neither paid nor declared any cash or other distributions to the General or Limited Partners during the two most recent years. There are no contractual or other restrictions on the Partnership's ability to make such distributions.

ITEM 6.      SELECTED FINANCIAL DATA

The Selected Financial Data for the Partnership is filed by reference to the Annual Report to the Limited Partners attached as an Exhibit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Finanacial Condition and Results of Operations includes certain forward looking statements reflecting the Partnership's expectations in the near future; however, many factors which may affect the actual results, especially changing regulations, are difficult to predict. Accordingly, there is no assurance that the Partnership's expectations will be realized.

Overview:

The following discussion should be read in conjunction with the Selected Financial Data and the Partnership's Consolidated Financial Statements and Notes thereto incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit. As of December 31, 1996, the Partnership owns a 81.13% interest in the Sierra Creekside Partners, which operates one property, Sierra Creekside (the "Property").

Results of Operations:

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995.

Revenues increased by $163,000, or 28%, due primarily to an increase in rental rates and occupancy. The weighted-average effective annual rent per square foot, on an accrual basis, at December 31, 1996 is $16.45 compared to $15.10 at December 31, 1995. Occupancy increased during the year from 94% at December 31, 1995 to 99% at December 31, 1996 due to the addition of three new tenants and an expansion by another tenant.

Management embarked on a program of leasing space in the prior year that has resulted in a steady increase in occupancy over the past two years. The funds necessary to build out new tenant space and pay leasing commissions were provided by the proceeds of an $1,850,000 mortgage loan funded in 1995. One half of this loan was funded June 30, 1995 with the balance funded August 31, 1995. Interest expense increased in 1996 due to the funding of this loan.

Operating expenses increased by $32,000, or 3%, primarily due to increased depreciation and amortization expenses due to the additional tenant improvements and leasing commissions associated with the increased occupancy of the Property. This increase was partially offset by reduced property taxes, due to the payment of delinquent property taxes in 1995, and other operating expenses.

COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994.

Revenues increased by $143,000, or 32%, and operating expenses increased by $109,000, or 13%, due primarily to an increase in occupancy from 62% at December 31, 1994 to 94% at December 31, 1995. Three new tenants accounted for an increase in leased square footage of 13,008, or 27% of the rentable square footage of the Property. The weighted-average annual rent per square foot, on an accrual basis, increased from $14.90 at December 31, 1994 to $15.10 at December 31, 1995.

The funds necessary to build out new tenant space and pay leasing commissions were provided by the proceeds of a mortgage loan funded in June 1995. Interest expense increased by $68,000 due to the funding of this loan.

Liquidity and Capital Resources:

A loan in the amount of $1,850,000 was funded in June 1995. This loan is secured by a trust deed on the Property. The proceeds of this loan were used to pay delinquent property taxes, commissions, and other accrued liabilities. The remainder was used to fund capital improvements and tenant build-out. A secondary source of cash is available through advances from the minority owner of the Property, Sierra Mira Mesa Partners ("SMMP").

The Partnership's primary capital requirements will be for construction of new tenant space and compliance with the Americans with Disabilities Act or other yet unknown changes in building codes. The estimated cost of the remaining work needed to comply with this Act is $35,000 which will be funded from operations of the Property. The Property must be in full compliance by May 1997.

During 1996, the Partnership generated cash flows from operations of $46,000. The Partnership paid $298,000 for property additions and lease commissions and distributed $541,000 to SMMP.

The Partnership is in an illiquid position at December 31, 1996 with cash and billed rents of $79,000 and current liabilities of $176,000.

Inflation:

The Partnership's long-term leases contain provisions designed to mitigate the adverse impact of inflation on its results from operations. Such provisions may include escalation clauses related to Consumer Price Index increases.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and independent auditors' report are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

      1.   Independent Auditors' Report

      2.   Consolidated Balance Sheets - December 31, 1996 and 1995

      3. Consolidated Statements of Operations - for the years ended December 31, 1996, 1995 and 1994

      4. Consolidated Statements of Changes in Partners' Equity - from February 13, 1981 (Inception of Partnership) to December 31, 1993 and for the years ended December 31, 1996, 1995 and 1994

      5. Consolidated Statements of Cash Flows - for the years ended December 31, 1996, 1995 and 1994

      6.   Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The Registrant is a California Limited Partnership and has no officers or directors.

S-P Properties, Inc., a California corporation, is the General Partner of the Registrant. In December 1994, Finance Factors, Inc., a subsidiary of CGS Real Estate Company, Inc., purchased the common stock of TCP, Inc. TCP, Inc. owns all of the common stock of S-P Properties, Inc. In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc., a subsidiary of CGS Real Estate Company, Inc. CGS Real Estate Company, Inc. and its affiliates are engaged in real estate management, leasing, ownership, and sales. The companies own or manage more than ten million square feet of commercial real estate in Texas, Arizona, Colorado, California and the Carolinas.

The executive officers and directors of S-P Properties, Inc. are:

                                                                  APPROXIMATE
NAME                        POSITION                      AGE    TIME IN OFFICE
----                        ----------------------        ---    --------------
Thomas N. Thurber           President and Director        46       2 years

Dawson L. Davenport         Vice President                41       2 years

Steven M. Speier            Secretary/Treasurer and       46       2 years
                            Director

William J. Carden           Assistant Secretary/          52       2 years
                            Treasurer and Director

Thomas N. Thurber - President and Director, S-P Properties, Inc. Mr. Thurber is a Certified Public Accountant who began his career with Arthur Andersen & Co. in 1972. In 1979, he joined a major publicly traded real estate development firm
(Daon) where he became Controller for U.S. Operations. Subsequently, Mr. Thurber served as Director of Real Estate for a developer of retail properties, and Chief Financial Officer of a trust with significant investments in commercial real estate. Mr. Thurber also serves as a director of Property Secured Investments, Inc. Mr. Thurber holds a bachelors degree in accounting from Florida State University.

Dawson L. Davenport - Vice President, S-P Properties, Inc. Mr. Davenport is the founder of WD Real Estate Services, a full service property management firm that became part of the Banc Commercial family of companies in 1992. Mr. Davenport has been responsible for the management, development and rehabilitation of substantial commercial, industrial, retail, and residential projects during the past seventeen years. Mr. Davenport specializes in leasing and turning around distressed properties.

Steven M. Speier - Secretary/Treasurer and Director, S-P Properties, Inc. Mr. Speier is a Certified Public Accountant who, after spending two years in public accounting, went into the banking industry in 1975. During his sixteen year banking career, Mr. Speier managed a real estate loan portfolio of approximately $1.5 billion secured by properties throughout the United States. Mr. Speier brings to S-P Properties, Inc. a broad real estate background that includes management, leasing, and disposition of all categories of commercial real estate. Mr. Speier also serves as a director of IDM Corporation. Mr. Speier is a licensed real estate broker and has a masters degree in business administration from Grand Valley State University in Michigan.

William J. Carden - Assistant Secretary/Treasurer and Director, S-P Properties, Inc. Mr. Carden is the founder and President of CGS Real Estate Company, Inc., which owns over one million square feet of commercial real estate. Mr. Carden founded DVM Properties, Inc. in 1974 which concentrated on rehabilitation of retail, office, industrial, and commercial real estate. Mr. Carden is a former Director of Bay Financial, a New York Stock Exchange company, and currently serves as a director of Property Secured Investments, Inc. and IDM Corporation.

There have been no events under any bankruptcy act, no criminal proceedings, and no judgments or injunctions material to the evaluation of the ability and integrity of any director or officer during the past five years.

ITEM 11.     MANAGEMENT REMUNERATION

The Registrant is a California Limited Partnership and has no officers or directors. No options to purchase securities of the Registrant have been granted to any person.

In accordance with the terms of the Partnership Agreement, certain affiliates of the General Partner receive real estate brokerage commissions in connection with the leasing of properties by the Partnership and receive from the Partnership certain management and administrative services fees. These amounts are set forth in the Annual Report to the Limited Partners attached as an Exhibit.

ITEM  12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership may pay a management fee of 6% of the gross rental income collected from the property to Banc Commercial California (BCCA). These fees for the year ended December 31, 1996 were $29,075. Bancor Real Estate Company, Inc. (Bancor) provides services to the Partnership such as accounting, legal, data processing and similar services and is entitled to reimbursement for expenses incurred to provide such services. Amounts so reimbursed totaled $33,714 during the year ended December 31, 1996. The Partnership also reimburses BCCA for construction supervision costs. The Partnership paid $9,657 to BCCA for tenant improvement supervisory costs in 1996. In consideration for services rendered with respect to initial leasing of Partnership properties, BCCA is paid initial leasing costs. For the year ended December 31, 1996, a total of $38,277 was paid for initial leasing costs. Bancor and BCCA are both wholly owned subsidiaries of CGS Real Estate Company, Inc. William J. Carden, an officer and director of S-P Properties, Inc., the General Partner of the Partnership, owns 50% of CGS Real Estate Company, Inc.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.   EXHIBITS

   1.  Annual Report to the Limited Partners

   2.  Exhibit Number 27 - Financial Data Schedule


B.   FINANCIAL STATEMENT SCHEDULES

      The following financial statement schedules and the report of the independent auditors thereon are included herein:

   1. Schedule II - Valuation and Qualifying Accounts and Reserves - for the years ended December 31, 1996, 1995 and 1994

   2.  Schedule III - Real Estate and Accumulated Depreciation -
       December 31, 1996

   All other schedules are omitted as they either are not required or are not applicable, or the required information is set forth in the financial statements and notes thereto.

C.   REPORTS ON FORM 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          SIERRA PACIFIC DEVELOPMENT FUND
                                          a California Limited Partnership
                                          S-P PROPERTIES, INC.
                                          General Partner


Date: March 19, 1997                      /S/ THOMAS N. THURBER
                                              Thomas N. Thurber
                                              President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 19, 1997                      /S/ THOMAS N. THURBER
                                              Thomas N. Thurber
                                              President  and Director
                                              S-P Properties, Inc.

Date: March 19, 1997                      /S/ WILLIAM J. CARDEN
                                              William J. Carden
                                              Assistant Secretary/Treasurer and
                                              Director S-P Properties, Inc.


Date: March 19, 1997                      /S/ MICHELE E. JOHNSON
                                              Michele E. Johnson
                                              Chief Accounting Officer
                                              S-P Properties, Inc.

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

To the Partners of
Sierra Pacific Development Fund


We have audited the consolidated financial statements of Sierra Pacific Development Fund, a California limited partnership, (the "Partnership") as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996 and have issued our report thereon dated February 24, 1997. Such consolidated financial statements and report are included in your 1996 Annual Report to the Limited Partners and are incorporated herein by reference. Our audits also included the financial statement schedules of Sierra Pacific Development Fund, listed in Item 14. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas
February 24, 1997

                            SCHEDULE II - FORM 10-K
                        SIERRA PACIFIC DEVELOPMENT FUND
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              For the Years Ended December 31, 1996, 1995 and 1994

                                                                       Income -
                                                                      Producing
                                                                      Properties
                                                                      ----------
Allowance for loss - January 1, 1994 .......................          $1,000,000
 Provision charged to costs
    and expenses (1) .......................................                   0
                                                                      ----------
Allowance for loss - December 31, 1994 .....................           1,000,000
 Provision charged to costs
    and expenses (1) .......................................                   0
                                                                      ----------
Allowance for Loss - December 31, 1995 .....................           1,000,000
  Provision charged to costs
     and expenses (1) ......................................                   0
                                                                      ----------
Allowance for loss - December 31, 1996 .....................          $1,000,000
                                                                      ==========

(1) See Notes 1 and 4 to the consolidated financial statements incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

                            SCHEDULE III - FORM 10-K

                        SIERRA PACIFIC DEVELOPMENT FUND
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996

                                          Initial Cost                                 Gross Amount at
                                       to Partnership (1)     Improvements     Which carried at close of period
                                      --------------------     Capitalized  ---------------------------------------
                           Encumb-                Improve-     After Acquis-              Improve-       Total
Description                rances        Land       ments       ition (2)      Land        ments     (3)(4)(5)(6)
-----------              ----------   ----------  --------     ----------   ----------   ----------   ----------
OFFICE BUILDING-
  INCOME -PRODUCING:

Sierra Creekside (4)
 San Ramon, California   $1,802,820   $1,555,033     --        $5,872,514   $1,555,033   $5,748,940   $7,303,973

                            Accum.       Date          Date     Deprec.
Description               Deprec.(6)  Constructed    Acquired    Life
-----------               ----------  -----------  -----------  -------
OFFICE BUILDING-
  INCOME -PRODUCING:

Sierra Creekside (4)
 San Ramon, California    $3,080,645     10/84        03/83     1-30 yrs.

(1)   The initial cost represents the original purchase price of the property.

(2)   The Partnership has capitalized property development costs.

(3)   Also represents cost for Federal Income Tax purposes.

(4) On February 1, 1994, the property was transferred to a joint venture, Sierra Creekside Partners. The Partnership has an equity interest of 81.13% and Sierra Mira Mesa Partners, an affiliate, has 18.87% equity interest at December 31, 1996.

(5) A valuation allowance of $1,000,000 was established as the appraised value of the property declined below book value. See Notes 1 and 4 to the consolidated financial statements incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

(6) Reconciliation of total real estate carrying value and accumulated depreciation for the three years ended December 31, 1996 is as follows:


                                               Total Real Estate    Accumulated
                                                 Carrying Value     Depreciation
                                                   -----------      -----------
           Balance  - January 1, 1994 ........     $ 6,719,401      $ 2,107,082
             Additions during the year .......         218,325          328,281
                                                   -----------      -----------
           Balance - December 31, 1994 .......       6,937,726        2,435,363
             Additions during the year .......         284,946          365,274
             Deductions:
               Write off fully depreciated assets      (62,814)         (62,814)
                                                   -----------      -----------
           Balance - December 31, 1995 .......       7,159,858        2,737,823
             Additions during the year .......         204,875          403,582
             Deductions:
               Write off fully depreciated assets      (60,760)         (60,760)
                                                   -----------      -----------
           Balance - December 31, 1996 .......     $ 7,303,973      $ 3,080,645
                                                   ===========      ===========

                        SIERRA PACIFIC DEVELOPMENT FUND
                       (A California Limited Partnership)

                            SELECTED FINANCIAL DATA
        For the Years Ended December 31, 1996, 1995, 1994, 1993, and 1992

                                                           1996            1995           1994            1993              1992
                                                       -----------     -----------     -----------     -----------     ------------
REVENUES ..........................................    $   755,644     $   592,529     $   449,965     $   811,333     $  1,268,721

OPERATING EXPENSES:
  Total ...........................................        964,074         932,506         823,239       1,609,572        2,028,684
  Per dollar of revenues ..........................           1.28            1.57            1.83            1.98             1.60
INTEREST EXPENSE:
  Total ...........................................        163,762          69,614           1,375         429,767          411,122
  Per dollar of revenues ..........................           0.22            0.12            0.00            0.53             0.32
NET LOSS:
  Total ...........................................       (301,960)       (312,723)       (291,395)       (461,938)      (1,171,085)
  General Partner .................................              0               0               0               0                0
  Limited Partners ................................       (301,960)       (312,723)       (291,395)       (461,938)      (1,171,085)
  Per unit (1) ....................................         (10.29)         (10.65)          (9.93)         (15.73)          (39.89)
CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES ............................         45,678        (587,447)         25,782        (103,787)         (40,978)
CASH USED IN
  INVESTING ACTIVITIES ............................       (204,875)       (284,946)       (218,325)       (133,547)         (85,999)
CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES ............................       (572,443)      1,620,705         231,500         223,500          140,655
TOTAL ASSETS ......................................      3,709,875       4,554,858       3,617,493       3,713,971        7,501,335
PARTNERS' EQUITY:
  Total ...........................................      1,834,321       2,136,281       2,449,004       2,740,399        3,202,337
  General Partner .................................              0               0               0               0                0
  Limited Partners ................................      1,834,321       2,136,281       2,449,004       2,740,399        3,202,337
LIMITED PARTNERS' EQUITY - PER UNIT (1) ...........          62.49           72.78           83.43           93.36           109.09
INCOME-PRODUCING PROPERTIES:
  Number ..........................................              1               1               1               1                2
  Cost ............................................      7,303,973       7,159,858       6,937,726       6,719,401       11,488,511
  Less: Accumulated depreciation ..................     (3,080,645)     (2,737,823)     (2,435,363)     (2,107,082)      (3,521,770)
        Valuation allowance .......................     (1,000,000)     (1,000,000)     (1,000,000)     (1,000,000)      (1,000,000)
  Net book value ..................................      3,223,328       3,422,035       3,502,363       3,612,319        6,966,741
NOTE PAYABLE - related to income-
  producing property ..............................      1,802,820       1,838,747             N/A             N/A        3,670,510
MINORITY INTEREST IN CONSOLIDATED
  JOINT VENTURE ...................................       (102,995)        476,836         791,746             N/A              N/A
DISTRIBUTIONS PER UNIT (1) ........................              0               0               0               0                0

N/A = Not applicable nor available

(1) The net loss, limited partners' equity and distributions per unit are based upon the limited partnership units outstanding at the end of the year, 29,354 in all years. The cumulative cash distributions per limted partnership unit from inception to December 31, 1996 equal $166.75.

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sierra Pacific Development Fund

We have audited the accompanying consolidated balance sheets of Sierra Pacific Development Fund, a California limited partnership, (the "Partnership") as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Pacific Development Fund as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
February 24, 1997

                        SIERRA PACIFIC DEVELOPMENT FUND
                       (A California Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995

                                                     December 31,   December 31,
                                                        1996             1995
                                                     -----------      ----------
ASSETS

Cash and cash equivalents ......................     $    55,629      $  787,269
Receivables:
   Unbilled rent (Notes 1 and 4) ...............          81,086          63,362
   Billed rent (Note 1) ........................          23,078          10,564
Due from affiliates (Note 3) ...................          26,916               0
Income-producing property - net of
   accumulated depreciation and
   valuation allowance of $4,080,645
   in 1996 and $3,737,823 in 1995 (Note 4) .....       3,223,328       3,422,035
 Other assets (Notes 1, 2 and 3) ...............         299,838         271,628
                                                     -----------      ----------
Total Assets ...................................     $ 3,709,875      $4,554,858
                                                     ===========      ==========
LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities (Note 2) .........     $   175,729      $  102,994
Note payable (Note 5) ..........................       1,802,820       1,838,747
                                                     -----------      ----------
Total Liabilities ..............................       1,978,549       1,941,741
                                                     -----------      ----------
Minority interest in consolidated
   joint venture (Note 4) ......................        (102,995)        476,836
                                                     -----------      ----------
Partners' equity (Notes 1 and 6):
  General Partner ..............................               0               0
  Limited Partners:
       30,000 units authorized,
       29,354 issued and
       outstanding .............................       1,834,321       2,136,281
                                                     -----------      ----------
Total Partners' equity .........................       1,834,321       2,136,281
                                                     -----------      ----------
Total Liabilities and Partners' equity .........     $ 3,709,875      $4,554,858
                                                     ===========      ==========

                             See Accompanying Notes

                        SIERRA PACIFIC DEVELOPMENT FUND
                       (A California Limited Partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1996, 1995 and 1994

                                                     1996           1995         1994
                                                 -----------    -----------    ---------
REVENUES:
  Rental income (Note 1) .....................   $   747,865    $   585,614    $ 449,965
  Interest income ............................         7,779          6,915            0
                                                 -----------    -----------    ---------
Total revenues ...............................       755,644        592,529      449,965
                                                 -----------    -----------    ---------
EXPENSES:
Operating expenses:
    Depreciation and amortization ............       468,130        407,418      358,161
    Maintenance and repairs ..................       112,480        109,301      102,228
    Utilities ................................       131,283        129,886       89,179
    Property taxes and insurance .............        76,667         91,681       72,021
    Legal and accounting .....................        43,160         34,432       51,974
    Administrative fees (Note 3) .............        33,714         40,679       31,074
    General and administrative ...............        40,908         34,472       27,474
    Management fees (Note 3) .................        29,075         26,036       27,220
    Salaries and payroll taxes ...............        14,400         20,663       20,875
    Renting expenses .........................         2,174          1,262       10,870
    Other operating expenses .................        12,083         36,676       32,163
                                                 -----------    -----------    ---------
     Total operating expenses ................       964,074        932,506      823,239

Interest .....................................       163,762         69,614        1,375
                                                 -----------    -----------    ---------
Total expenses ...............................     1,127,836      1,002,120      824,614
                                                 -----------    -----------    ---------
LOSS BEFORE MINORITY INTEREST'S SHARE
  OF CONSOLIDATED JOINT VENTURE LOSS .........      (372,192)      (409,591)    (374,649)
                                                 -----------    -----------    ---------
MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS ............        70,232         96,868       83,254
                                                 -----------    -----------    ---------
NET LOSS .....................................   $  (301,960)   $  (312,723)   $(291,395)
                                                 ===========    ===========    =========
Net loss per limited partnership unit (Note 1)   $    (10.29)   $    (10.65)   $   (9.93)
                                                 ===========    ===========    =========

                             See Accompanying Notes

                        SIERRA PACIFIC DEVELOPMENT FUND
                       (A California Limited Partnership)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
     From February 13, 1981 (Inception of Partnership) to December 31, 1993
            and for the Years Ended December 31, 1996, 1995 and 1994

                                          Limited Partners                         Total
                                        -----------------------     General       Partners'
                                        Per Unit      Total         Partner        Equity
                                        -------    ------------    ---------    ------------
Proceeds from sale of
  partnership units .................   $500.00    $ 14,677,000                 $ 14,677,000
Underwriting commissions
  and other organization expenses ...    (60.29)     (1,769,862)                  (1,769,862)
Cumulative net income (loss)
  (to December 31, 1993) ...........   (179.60)     (5,272,266)   $  14,600      (5,257,666)
Cumulative distributions
  (to December 31, 1993) ...........   (166.75)     (4,894,473)     (14,600)     (4,909,073)
                                        -------    ------------    ---------    ------------
Partners' equity - January 1, 1994 ..     93.36       2,740,399            0       2,740,399
Net loss ............................     (9.93)       (291,395)                    (291,395)
                                        -------    ------------    ---------    ------------
Partners' equity - December 31, 1994.     83.43       2,449,004            0       2,449,004
Net loss ............................    (10.65)       (312,723)                    (312,723)
                                        -------    ------------    ---------    ------------
Partners' equity - December 31, 1995.     72.78       2,136,281            0       2,136,281
Net loss ............................    (10.29)       (301,960)                    (301,960)
                                        -------    ------------    ---------    ------------
Partners' equity - December 31, 1996.   $ 62.49    $  1,834,321    $       0    $  1,834,321
                                        =======    ============    =========    ============

                             See Accompanying Notes

                        SIERRA PACIFIC DEVELOPMENT FUND
                       (A California Limited Partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1996, 1995 and 1994

                                                                                    1996                 1995               1994
                                                                                  ---------          -----------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..............................................................         $(301,960)         $  (312,723)         $(291,395)
  Adjustments to reconcile net loss
  to net cash provided by (used in) operating activities:
    Depreciation and amortization .......................................           468,130              407,418            358,161
    Minority interest's share of consolidated
      joint venture loss ................................................           (70,232)             (96,868)           (83,254)
   (Increase) decrease in rent receivable ...............................           (30,238)             (59,478)             2,857
    Decrease (increase) in other receivables ............................                 0               10,795             (7,335)
   (Increase) decrease in other assets ..................................           (92,757)            (262,842)                77
    Increase (decrease) in accrued and other liabilities ................            72,735             (273,749)            46,671
                                                                                  ---------          -----------          ---------
    Net cash provided by (used in) operating activities .................            45,678             (587,447)            25,782
                                                                                  ---------          -----------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property additions .......................................          (204,875)            (284,946)          (218,325)
                                                                                  ---------          -----------          ---------
  Net cash used in investing activities .................................          (204,875)            (284,946)          (218,325)
                                                                                  ---------          -----------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Contributions from minority investor .................................            31,400              190,000            875,000
   Distributions to minority investor ...................................          (541,000)            (408,042)                 0
   Funding of note payable secured by property ..........................                 0            1,850,000                  0
   Principal payments on note payable ...................................           (35,927)             (11,253)                 0
   Payments to affiliates ...............................................           (26,916)                   0           (643,500)
                                                                                  ---------          -----------          ---------
  Net cash (used in) provided by financing activities ...................          (572,443)           1,620,705            231,500
                                                                                  ---------          -----------          ---------
NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS .................................................          (731,640)             748,312             38,957

CASH AND CASH EQUIVALENTS - Beginning of year ...........................           787,269               38,957                  0
                                                                                  ---------          -----------          ---------
CASH AND CASH EQUIVALENTS - End of year .................................         $  55,629          $   787,269          $  38,957
                                                                                  =========          ===========          =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the year for interest ................................         $ 164,031          $    55,823          $   1,375
                                                                                  =========          ===========          =========

                             See Accompanying Notes

                         SIERRA PACIFIC DEVELOPMENT FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Sierra Pacific Development Fund (the "Partnership") was organized on February 13, 1981 in accordance with the provisions of the California Uniform Limited Partnership Act to acquire, develop and operate certain real properties. S-P Properties, Inc. is the General Partner and manager of the Partnership. On December 30, 1994, all of the outstanding stock of TCP, Inc. was sold to Finance Factors, Inc. TCP, Inc. owns all of the common stock of S-P Properties, Inc. Finance Factors, Inc. was a subsidiary of CGS Real Estate Company, Inc., a national real estate company. In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc., another subsidiary of CGS Real Estate Company, Inc.

The Partnership's first real estate investment was for the acquisition of land and development of a 41,000 square foot office project in San Bernardino, California known as Sierra Commercenter. This property was subsequently sold by the Partnership. In 1983, the Partnership acquired land in San Ramon, California as the first step in development of the Sierra Creekside office project (the "Property"), a 47,800 square foot building that was completed in October 1984.

In February 1994, the Partnership created a California general partnership (Sierra Creekside Partners) with Sierra Mira Mesa Partners ("SMMP") to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Creekside property. The Partnership contributed the Property and SMMP contributed cash to this newly formed California general partnership. At December 31, 1996, the Partnership's remaining asset is an 81.13% interest in Sierra Creekside Partners.

BASIS OF FINANCIAL STATEMENTS

The Partnership maintains its books and prepares its financial statements in accordance with generally accepted accounting principles. However, the Partnership prepares its tax returns on the accrual basis of accounting as defined by the Internal Revenue Code with adjustments to reconcile book and taxable income (loss) for differences in the treatment of certain income and expense items. The accompanying financial statements do not reflect any provision for federal or state income taxes since such taxes are the obligation of the individual partners.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of the Partnership and Sierra Creekside Partners, a majority owned California general partnership (see Note 4). All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly liquid, short-term investments with original maturities of three months or less.

Sierra Pacific Development Fund
Notes to Consolidated Financial Statements
Page two

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of the Partnership at December 31, 1996 and 1995 consist of cash and cash equivalents, receivables, due from affiliates, accounts payable and note payable. The fair value of cash and cash equivalents, receivables, and accounts payable approximates the carrying value due to the short term nature of these items. In the opinion of management, the fair value of the note payable approximates the carrying value as the interest rate is based on a floating index. The fair value of due from affiliates can not be determined due to the related party nature of this receivable.

INCOME-PRODUCING PROPERTY

Property and tenant improvements are carried at cost and depreciated on the straight-line method over the estimated lives of the related assets, ranging from one to thirty years. Tenant improvements incurred at the initial leasing of the properties are depreciated over ten years and tenant improvements incurred at the re-leasing of the properties are depreciated over the life of the related lease.

Expenditures for repairs and maintenance are charged against income as incurred. Improvements and major renewals are capitalized. Costs and the related accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal or when fully depreciated and any resulting gain or loss is reflected in income or deferred income as appropriate.

The Partnership employs a systematic approach in determining whether the value of income-producing property has been impaired. Prior to 1995, a provision for loss on a property was established if the appraised value of the property declined below its book value due to what the General Partner believed to be an other than temporary condition. A provision for loss on the property was established as the appraised value of the property declined below book value because of depressed real estate market conditions, which the General Partner believed to be other than temporary. A complete appraisal was performed on the property as of December 31 each year. The appraisal performed as of December 31, 1994 indicated an appraised value in excess of the historical cost basis of the Property.

Effective January 1, 1995, the Partnership implemented Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Statement"). The Partnership regularly evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Future cash flows are estimated and compared to the carrying amount of the asset to determine if an impairment has occurred. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Partnership shall recognize an impairment loss in accordance with the Statement. No additional provision was required with the implementation of this Statement.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1996. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

OTHER ASSETS

Deferred leasing costs represent costs incurred to lease properties and are amortized over the life of the related lease.

Deferred loan costs represent costs incurred to obtain financing and are amortized over the life of the related loan.

Sierra Pacific Development Fund
Notes to Consolidated Financial Statements
Page three

RENTAL INCOME AND RENT RECEIVABLE

Rental income is recognized on the straight-line method over the term of the related operating lease in accordance with the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

Rent receivable consists of (a) unbilled rent - the difference between rent recognized on the straight-line method and actual cash due; and (b) billed rent
- rent due but not yet received.

CALCULATION OF EQUITY AND NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT

Equity and net income (loss) per limited partnership unit are determined by dividing the Limited Partners' equity and net income (loss) by the number of limited partnership units outstanding, 29,354.

2.           DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 1996 and 1995, is as follows:

                                                             1996         1995
                                                           --------     --------
Other assets:
   Prepaid expenses ..................................     $ 39,141     $ 38,883
   Deferred loan costs, net of accumulated
     amortization of $11,637 in 1996
     and $3,395 in 1995 ..............................       70,748       78,990
   Deferred leasing costs, net of accumulated
     amortization of $93,914 in 1996
     and $50,597 in 1995 .............................      189,949      153,755
                                                           --------     --------
                                                           $299,838     $271,628
                                                           ========     ========
Accrued and other liabilities:
   Accounts payable ..................................     $122,061     $ 32,506
   Accrued expenses ..................................       14,862       14,015
   Security deposits .................................       22,271       26,893
   Interest payable ..................................       13,521       13,791
   Leasing commissions payable .......................            0       11,515
   Other .............................................        3,014        4,274
                                                           --------     --------
                                                           $175,729     $102,994
                                                           ========     ========

3.          GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of TCP, Inc. was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). TCP, Inc. owns all of the common stock of S-P Properties, Inc., the General Partner of the Partnership. CMC continued to manage the affairs of the Partnership through March 31, 1995.

An affiliate of the General Partner may receive a management fee of 6% of the gross rental income collected from the properties. Management fees paid to affiliates for the years ended December 31, 1996, 1995 and 1994 were $29,075, $17,217 and $27,220, respectively.

Sierra Pacific Development Fund
Notes to Consolidated Financial Statements
Page four

An affiliate of the General Partner is entitled to reimbursement for expenses incurred by the affiliate for services provided to the Partnership such as accounting, legal, data processing and similar services. The affiliate was reimbursed $33,714, $25,601 and $31,074 for such services for the years ended December 31, 1996, 1995 and 1994, respectively. Additionally, the Partnership reimbursed the affiliate for construction supervision costs incurred by the affiliate. For the years ended December 31, 1996, 1995 and 1994 the affiliate received $9,657, $17,900 and $0, respectively, for tenant improvements supervisory costs.

In consideration for services rendered with respect to initial leasing of Partnership properties, an affiliate of the General Partner is paid initial leasing costs. For the years ended December 31, 1996 and 1995 these fees amounted to $38,277 and $22,441, respectively, and were recorded as deferred leasing costs. For the year ended December 31, 1994, the affiliate received $8,269 for leasing supervision costs that were recorded as part of renting expenses of the properties. No such costs were incurred in 1995 and 1996.

During 1996, the Partnership made a short-term, non-interest bearing loan to an affiliate. Repayment is expected in 1997.


4.          INCOME-PRODUCING PROPERTY

At December 31, 1996 and 1995, the total cost and accumulated depreciation of the property are as follows:

                                                    1996                1995
                                                -----------         -----------
Land ...................................        $ 1,555,033         $ 1,555,033
Building and improvements ..............          5,748,940           5,604,825
                                                -----------         -----------
           Total .......................          7,303,973           7,159,858

Accumulated depreciation ...............         (3,080,645)         (2,737,823)
Valuation allowance ....................         (1,000,000)         (1,000,000)
                                                -----------         -----------
           Net .........................        $ 3,223,328         $ 3,422,035
                                                ===========         ===========

On February 1, 1994, the Partnership formed a California general partnership with Sierra Mira Mesa Partners ("SMMP"), an affiliate. The joint venture, known as Sierra Creekside Partners ("SCP"), was formed to develop and operate the Sierra Creekside property. The Partnership had a 79.2% equity interest with its contribution of Sierra Creekside. Such interest was computed based upon the estimated fair value of SCP's net assets at the date of formation of the joint venture. SMMP was allocated a 20.8% initial equity interest in SCP in exchange for its $745,000 cash contribution. SMMP made additional cash contributions amounting to $130,000, $190,000 and $31,400 and received distributions amounting to $0, $408,042 and $541,000 during 1994, 1995 and 1996, respectively. The percentage interests of the Partnership and Sierra Mira Mesa Partners are to be adjusted every January 1st during the term of Sierra Creekside Partners, beginning January 1, 1995. Accordingly, as of January 1, 1995 and 1996, the Partnership's interest in SCP was changed to 76.35% and 81.13%, respectively, and SMMP's interest was changed to 23.65% and 18.87%, respectively. On January 1, 1997, the Partnership's interest will be increased to 95.04% and SMMP's interest will be reduced to 4.96% to reflect the 1996 contributions and distributions. Under the terms of the SCP joint venture agreement, SMMP will receive preferential cash distributions of available "Distributable Funds" from the operation of SCP or sale of its property to the extent of its capital contributions. Additional Distributable Funds are allocable to the Partnership to the extent of the deemed fair value of its property contribution, and the remainder to the Partnership and SMMP in proportion to their respective equity interests.

Sierra Pacific Development Fund
Notes to Consolidated Financial Statements
Page five

As a result of cash distributions to SMMP from SCP in excess of contributions and earnings, SMMP's minority interest reflects a debit balance or receivable at December 31, 1996.

Future minimum base rental income, under the existing operating leases for the Sierra Creekside property, to be recognized on a straight-line basis and amounts to be received on a cash basis are as follows:

                                              Straight-line             Cash
 YEAR ENDING DECEMBER 31,                         Basis                 Basis
 ------------------------                       ----------            ----------
  1997 .............................            $  691,562            $  705,937
  1998 .............................               626,218               647,328
  1999 .............................               541,999               570,254
  2000 .............................               280,943               294,078
  2001 .............................               101,583               105,794
Thereafter .........................                     0                     0
                                                ----------            ----------
   Total ...........................            $2,242,305            $2,323,391
                                                ==========            ==========

The Partnership relied on five tenants to generate 66% of total 1996 rental income. The breakdown for these five tenants' industry segments and rental income contribution is as follows: 17% and 10% for two tenants related to the mortgage industry; 16% billing and collections; 13% banking, and 10% insurance.

5.         NOTE PAYABLE

At December 31, 1996, note payable consisted of one loan with a bank with an original principal balance of $1,850,000. The note bears interest at 3.5% above the 11th District Cost of Funds Index with a minimum of 9% and a maximum of 14% (9% at December 1996). The maturity date of the note payable is July 1, 2005. The note is subject to prepayment penalties of 1% to 3% if more than 20% of the outstanding balance is prepaid during the first four calendar years of the loan. The note is secured by substantially all of the assets of the Partnership. Annual maturities of note payable as of December 31, 1996, are: $39,221 in 1997; $42,900 in 1998; $46,924 in 1999; $51,326 in 2000; $56,140 in 2001 and
$1,566,309 thereafter.

6.         PARTNERS' EQUITY

Accrual basis profits and losses resulting from operations of the Partnership are allocated 99% to the Limited Partners and 1% to the General Partner. Currently, the Partnership does not meet the criteria for distributing cash to the General Partner, and it cannot reasonably predict when the criteria will be met. Accordingly, no accrual basis profits and losses from operations were allocated to the General Partner.

Upon any sale, refinancing or other dispositions of the Partnership's real property, allocations and distributions are made after each Limited Partner has received 100% of his Adjusted Capital Contributions plus a 15% per annum cumulative return on such invested capital. Any remaining proceeds shall be distributed 80% to the Limited Partners and 20% to the General Partner.

                    EXECUTIVE OFFICERS OF THE GENERAL PARTNER

The Executive Officers of S-P Properties, Inc., the General Partner are as follows:


NAME                                    POSITION
-----------------                 -----------------------
Thomas N. Thurber                 President and Director

Dawson L. Davenport               Vice President

Steven M. Speier                  Secretary/Treasurer and Director

William J. Carden                 Assistant Secretary/Treasurer and Director

The 10-K Report sent to the Securities and Exchange Commission contains additional information on the Partnership's operations and is available to Limited Partners upon request.