Form 10-Q
period 1997-03-31
SIERRA PACIFIC DEVELOPMENT FUND
filed 1997-05-14
CIK 351698

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934


For Quarter ended                  March 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

                           PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                     PAGE NUMBER
Consolidated Balance Sheets - March 31, 1997 and December 31, 1996        4

Consolidated Statements of Operations - For the Three Months Ended
March 31, 1997 and 1996                                                   5

Consolidated Statements of Changes in Partners' Equity -
From February 13, 1981 (inception of Partnership) to
December 31, 1996 and For the Three Months Ended
March 31, 1997                                                            6

Consolidated Statements of Cash Flows - For the Three Months Ended
March 31, 1997 and 1996                                                   7

Notes to Consolidated Financial Statements                                8

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

(a)         OVERVIEW

The following discussion should be read in conjunction with the Partnership's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns a 95.04% interest in the Sierra Creekside Partnership, which operates the Sierra Creekside property.

(b)         RESULTS OF OPERATIONS

Rental income for the first three months of the year remained relatively unchanged increasing by $2,000, or 1%, when compared to the corresponding period in the prior year. The occupancy rate of the Property remained constant at 97%. Three new tenants were added since the first quarter of 1996 to replace three tenants that vacated the Property during the same period.

Operating expenses for the three months ended March 31, 1997 increased by 11,000, or 11%, due to higher utilities and maintenance and repair costs. Depreciation and amortization expenses for the same period increased by $10,000, or 9%, primarily due to depreciation and amortization on additional tenant improvements associated with the new tenants at the Property.


(c)         LIQUIDITY AND CAPITAL RESOURCES

The Partnership is in an illiquid position at March 31, 1997 with cash and billed rents of $123,000 and current liabilities of $130,000. A loan in the amount of $1,850,000 was funded in June 1995. This loan is secured by a trust deed on the Property. The proceeds of this loan were used to pay delinquent property taxes, commissions, and other accrued liabilities. The remainder was used to fund capital improvements and tenant build-out. A secondary source of cash is available through advances from the minority owner of the Property, Sierra Mira Mesa Partners.

The Partnership's primary capital requirements will be for construction of new tenant space and compliance with the Americans with Disabilities Act ("ADA") or other yet unknown changes in building codes. The majority of the work required to comply with ADA has been completed at March 31, 1997. The cost of the remaining work needed to comply with this act will be funded from the operations of the Property.

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A Limited Partnership)

                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1997 and December 31, 1996

                                              March 31, 1997  December 31, 1996
                                               -----------        -----------
ASSETS

Cash and cash equivalents .................    $   114,538        $    55,629
Receivables:
   Unbilled rent ..........................         81,064             81,086
   Billed rent ............................          8,353             23,078
Due from affiliates .......................         26,916             26,916
Income-producing property - net of
  accumulated depreciation and valuation
  allowance of $4,186,252 and $4,080,645,
   respectively ...........................      3,122,202          3,223,328
Other assets ..............................        262,405            299,838
                                               -----------        -----------
Total Assets ..............................    $ 3,615,478        $ 3,709,875
                                               ===========        ===========
LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities .............    $   129,662        $   175,729
Due to affiliates .........................         62,800                  0
Note payable ..............................      1,793,298          1,802,820
                                               -----------        -----------
Total Liabilities .........................      1,985,760          1,978,549
                                               -----------        -----------
Minority interest in consolidated
   joint venture ..........................       (108,035)          (102,995)
                                               -----------        -----------
Partners' equity:
  General Partner .........................              0                  0
  Limited Partners:
       30,000 units authorized,
       29,354 issued and
       outstanding ........................      1,737,753          1,834,321
                                               -----------        -----------
Total Partners' equity ....................      1,737,753          1,834,321
                                               -----------        -----------
Total Liabilities and Partners' equity ....    $ 3,615,478        $ 3,709,875
                                               ===========        ===========

                                    Unaudited
                             See Accompanying Notes

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A Limited Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1997 and 1996

                                                         1997            1996
                                                      ---------       ---------
REVENUES:
  Rental income ................................      $ 177,225       $ 175,284
  Interest income ..............................              0           5,045
                                                      ---------       ---------
          Total revenues .......................        177,225         180,329
                                                      ---------       ---------
EXPENSES:
    Operating expenses .........................        114,522         103,410
    Depreciation and amortization ..............        123,890         113,805
    Interest ...................................         40,421          41,242
                                                      ---------       ---------
          Total costs and expenses .............        278,833         258,457
                                                      ---------       ---------

LOSS BEFORE MINORITY INTEREST'S SHARE
  OF CONSOLIDATED JOINT VENTURE LOSS ...........       (101,608)        (78,128)
                                                      ---------       ---------
MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS ..............          5,040          21,391
                                                      ---------       ---------
NET LOSS .......................................      $ (96,568)      $ (56,737)
                                                      =========       =========
Net loss per limited partnership unit ..........      $   (3.29)      $   (1.93)
                                                      =========       =========

                                    Unaudited
                             See Accompanying Notes

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A Limited Partnership)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
     From February 13, 1981 (Inception of Partnership) to December 31, 1996
                  and for the Three Months Ended March 31, 1997

                                                                   Limited Partners                                        Total
                                                              -----------------------------          General              Partners'
                                                              Per Unit            Total              Partner               Equity
                                                              -------          ------------          --------          ------------
Proceeds from sale of
  partnership units .................................         $500.00          $ 14,677,000                            $ 14,677,000
Underwriting commissions
  and other organization expenses ...................          (60.29)           (1,769,862)                             (1,769,862)
Cumulative net income (loss)
  (to December 31, 1996) ............................         (210.47)           (6,178,344)         $ 14,600            (6,163,744)
Cumulative distributions
  (to December 31, 1996) ............................         (166.75)           (4,894,473)          (14,600)           (4,909,073)
                                                              -------          ------------          --------          ------------
Partners' equity - January 1, 1997 ..................           62.49             1,834,321                 0             1,834,321
Net loss ............................................           (3.29)              (96,568)                                (96,568)
                                                              -------          ------------          --------          ------------
Partners' equity - March 31, 1997 ...................         $ 59.20          $  1,737,753          $      0          $  1,737,753
                                                              =======          ============          ========          ============

                                    Unaudited
                             See Accompanying Notes

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A Limited Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1997 and 1996

                                                                                                      1997                   1996
                                                                                                   ---------              ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...........................................................................             $ (96,568)             $ (56,737)
  Adjustments to reconcile net loss
  to cash provided by (used in) operating activities:
    Depreciation and amortization ....................................................               123,890                113,805
    Minority interest's share of consolidated
      joint venture loss .............................................................                (5,040)               (21,391)
    Decrease (increase) in rent receivable ...........................................                14,747                (38,924)
    Decrease (increase) in other assets ..............................................                19,149                (23,202)
    (Decrease) increase in accrued and other liabilities .............................               (46,067)                   307
                                                                                                   ---------              ---------
    Net cash provided by (used in) operating activities ..............................                10,111                (26,142)
                                                                                                   ---------              ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property additions ....................................................                (4,480)               (92,919)
                                                                                                   ---------              ---------
  Net cash used in investing activities ..............................................                (4,480)               (92,919)
                                                                                                   ---------              ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on note payable .................................................                (9,522)               (11,597)
  Loan from affiliate ................................................................                62,800                      0
                                                                                                   ---------              ---------
  Net cash provided by (used in) financing activities ................................                53,278                (11,597)
                                                                                                   ---------              ---------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS ..............................................................                58,909               (130,658)

CASH AND CASH EQUIVALENTS
    Beginning of period ..............................................................                55,629                787,269
                                                                                                   ---------              ---------
CASH AND CASH EQUIVALENTS
     End of period ...................................................................             $ 114,538              $ 656,611
                                                                                                   =========              =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest ..........................................             $  40,492              $  55,033
                                                                                                   =========              =========

                                    Unaudited
                             See Accompanying Notes

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    ------------------------------------------------------------------------

1.    ORGANIZATION

In February 1994, the Partnership created a general partnership (Sierra Creekside Partners) with Sierra Mira Mesa Partners ("SMMP") to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Creekside property. The Partnership Agreement of Sierra Creekside Partners (the "Agreement") was amended effective January 1, 1995 to consider both contributions and distributions when calculating each partners' percentage interest at January 1 of each year as called for by the Agreement. Accordingly, on January 1, 1997, the Partnership's interest in Sierra Creekside Partners was increased from 81.13% to 95.04% to reflect 1996 contributions and distributions.

2.    BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sierra Creekside Partners, a majority owned joint venture at March 31, 1997. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at March 31, 1997 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1996.

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

                               UNAUDITED

Sierra Pacific Development Fund
Notes to Consolidated Financial Statements
Page two


Included in the financial statements for the three months ended March 31, 1997 and 1996 are affiliate transactions as follows:

                                        March 31
                               --------------------------
                                   1997         1996
                               --------------------------
Management fees                 $   7,918     $    4,785
Administrative fees                 6,988          5,438
Leasing fees                            0         19,744

4.    PARTNERS' EQUITY

Equity and net loss per limited partnership unit is determined by dividing the Limited Partners' share of the Partnership's equity and net loss by the number of limited partnership units outstanding, 29,354.

                                    UNAUDITED

                      PART II - OTHER INFORMATION

ITEM  6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

 Exhibit
  Number        Description of Exhibit
-----------    --------------------------------
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


                            SIERRA PACIFIC DEVELOPMENT FUND
                            a Limited Partnership
                            S-P PROPERTIES, INC.
                            General Partner


Date:  MAY 12, 1997         /S/ THOMAS N. THURBER
                                Thomas N. Thurber
                                President and Director


Date:  MAY 12, 1997         /S/ MICHELE E. JOHNSON
                                Michele E. Johnson
                                Chief Accounting Officer