Form 10-Q
period 1997-06-30
SIERRA PACIFIC DEVELOPMENT FUND
filed 1997-08-13
CIK 351698

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter ended                          June 30, 1997
                       ------------------------------------------------------
Commission file number                        0-11068
                       ------------------------------------------------------

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)

         State of California                           95-3643693
--------------------------------------    -------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
    incorporation or organization)

     5850 San Felipe, Suite 500
           Houston, Texas                                 77057
--------------------------------------    -------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number,
including area code:                            (713) 706-6271
                                -----------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [_].

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                           Page
                                                                          number
                                                                          ------
Consolidated Balance Sheets - June 30, 1997 and December 31, 1996 ....       4
Consolidated Statements of Operations - For the Six Months
  Ended June 30, 1997 and 1996 and Three Months Ended June 30,
  1997 and 1996 ......................................................       5
Consolidated Statements of Changes in Partners' Equity - From
  February 13, 1981 (inception of Partnership) to December 31,
  1996 and For the Six Months Ended June 30, 1997 ....................       6
Consolidated Statements of Cash Flows - For the Six Months
  Ended June 30, 1997 and 1996 .......................................       7
Notes to Consolidated Financial Statements ...........................       8

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


(b)   RESULTS OF OPERATIONS

Rental income for the first six months decreased by $18,000, or 5%, when compared to the corresponding period in the prior year. This decrease was primarily the result of billing credits given to tenants in May 1997 due to common area maintenance fees being lower than anticipated in the prior year. In addition, occupancy decreased from 100% at June 30, 1996 to 97% at June 30, 1997. Rental income for the three months ended June 30, 1997 decreased by $20,000, or 10%, primarily due to the billing credits given on the common area maintenance fees.

Operating expenses for the six months ended June 30, 1997 decreased by $8,000, or 3%, principally due to lower utilities and from a decrease in accounting and auditing costs incurred during the period. Operating expenses for the three months ended June 30, 1997 decreased by $19,000, or 13%, due primarily to lower utilities and maintenance and repair costs incurred for the quarter. In addition, administrative expenses decreased during the period as a result of cost cutting measures implemented by management. This decrease was partially offset by an increase in maintenance and repair costs for the same period.

Depreciation and amortization expenses for the second quarter decreased by $15,000, or 13%, primarily due to fully depreciated capitalized tenant improvements.

(c)   LIQUIDITY AND CAPITAL RESOURCES

The Partnership is in an illiquid position at June 30, 1997 with cash and billed rents of $67,000 and current liabilities of $96,000. A source of cash is available through advances from the minority owner of the Property, Sierra Mira Mesa Partners.

The Partnership's primary capital requirements will be for construction of new tenant space and compliance with the Americans with Disabilities Act ("ADA") or other yet unknown changes in building codes. The majority of the work required to comply with ADA has been completed at June 30, 1997. The cost of the remaining work needed to comply with this act will be funded from the operations of the Property.

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996

                                              June 30, 1997   December 31, 1996
                                               ------------     ------------
ASSETS

Cash and cash equivalents ...................  $     57,182     $     55,629
Receivables:
   Unbilled rent ............................        79,044           81,086
   Billed rent ..............................         9,415           23,078
Due from affiliates .........................        26,916           26,916
Income-producing property - net of
  accumulated depreciation and valuation
  allowance of $4,223,729 and $4,080,645,
  respectively ..............................     3,077,414        3,223,328
Other assets ................................       247,785          299,838
                                               ------------     ------------

Total Assets ................................  $  3,497,756     $  3,709,875
                                               ============     ============

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities ...............  $     96,391     $    175,729
Due to affiliates ...........................        87,800                0
Note payable ................................     1,783,561        1,802,820
                                               ------------     ------------

Total Liabilities ...........................     1,967,752        1,978,549
                                               ------------     ------------

Minority interest in consolidated
   joint venture ............................      (112,981)        (102,995)
                                               ------------     ------------

Partners' equity:
  General Partner ...........................             0                0
  Limited Partners:
       30,000 units authorized,
       29,354 issued and
       outstanding ..........................     1,642,985        1,834,321
                                               ------------     ------------

Total Partners' equity ......................     1,642,985        1,834,321
                                               ------------     ------------

Total Liabilities and Partners' equity ......  $  3,497,756     $  3,709,875
                                               ============     ============

                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
              AND FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                               Six Months Ended June 30,      Three Months Ended June 30,
                                             ----------------------------    ----------------------------
                                                 1997            1996            1997            1996
                                             ------------    ------------    ------------    ------------
REVENUES:
  Rental income ..........................   $    354,983    $    372,584    $    177,758    $    197,300
  Interest income ........................              0           7,328               0           2,283
                                             ------------    ------------    ------------    ------------
          Total revenues .................        354,983         379,912         177,758         199,583
                                             ------------    ------------    ------------    ------------
EXPENSES:
  Operating expenses .....................        247,305         255,607         132,783         152,197
  Depreciation and amortization ..........        228,375         233,295         104,485         119,490
  Interest ...............................         80,625          82,286          40,204          41,044
                                             ------------    ------------    ------------    ------------
          Total costs and expenses .......        556,305         571,188         277,472         312,731
                                             ------------    ------------    ------------    ------------
LOSS BEFORE MINORITY INTEREST'S SHARE
  OF CONSOLIDATED JOINT VENTURE LOSS .....       (201,322)       (191,276)        (99,714)       (113,148)
                                             ------------    ------------    ------------    ------------
MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS ........          9,986          36,094           4,946          14,703
                                             ------------    ------------    ------------    ------------
NET LOSS .................................   $   (191,336)   $   (155,182)   $    (94,768)   $    (98,445)
                                             ============    ============    ============    ============
Net loss per limited partnership unit ....   $      (6.52)   $      (5.29)   $      (3.23)   $      (3.35)
                                             ============    ============    ============    ============

                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
     FROM FEBRUARY 13, 1981 (INCEPTION OF PARTNERSHIP) TO DECEMBER 31, 1996
                   AND FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                               Limited Partners                             Total
                                         ----------------------------      General         Partners'
                                           Per Unit         Total          Partner          Equity
                                         ------------    ------------    ------------    ------------
Proceeds from sale of
  partnership units ..................   $     500.00    $ 14,677,000                    $ 14,677,000
Underwriting commissions
  and other organization expenses ....         (60.29)     (1,769,862)                     (1,769,862)
Cumulative net income (loss)
  (to December 31, 1996) .............        (210.47)     (6,178,344)   $     14,600      (6,163,744)
Cumulative distributions
  (to December 31, 1996) .............        (166.75)     (4,894,473)        (14,600)     (4,909,073)
                                         ------------    ------------    ------------    ------------
Partners' equity - January 1, 1997 ...          62.49       1,834,321               0       1,834,321
Net loss .............................          (6.52)       (191,336)                       (191,336)
                                         ------------    ------------    ------------    ------------
Partners' equity - June 30, 1997 .....   $      55.97    $  1,642,985    $          0    $  1,642,985
                                         ============    ============    ============    ============

                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                           1997         1996
                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..........................................   $(191,336)   $(155,182)
  Adjustments to reconcile net loss
  to cash used in operating activities:
    Depreciation and amortization ...................     228,375      233,295
    Minority interest's share of consolidated
      joint venture loss ............................      (9,986)     (36,094)
    Decrease (increase) in rent receivable ..........      15,705      (20,184)
    Decrease (increase) in other assets .............      15,364     (414,176)
    Decrease in accrued and other liabilities .......     (79,338)     (34,093)
                                                        ---------    ---------
    Net cash used in operating activities ...........     (21,216)    (426,434)
                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property additions ...................     (45,772)    (102,564)
                                                        ---------    ---------
  Net cash used in investing activities .............     (45,772)    (102,564)
                                                        ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on note payable ................     (19,259)     (17,527)
  Loan from affiliate ...............................      87,800            0
                                                        ---------    ---------
  Net cash provided by (used in) financing activities      68,541      (17,527)
                                                        ---------    ---------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS .............................       1,553     (546,525)

CASH AND CASH EQUIVALENTS
    Beginning of period .............................      55,629      787,269
                                                        ---------    ---------
CASH AND CASH EQUIVALENTS
     End of period ..................................   $  57,182    $ 240,744
                                                        =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest .........   $  80,769    $  82,418
                                                        =========    =========

                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
1.    ORGANIZATION

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

2.    BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sierra Creekside Partners, a majority owned joint venture at June 30, 1997. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at June 30, 1997 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1996.

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

                                    UNAUDITED

Sierra Pacific Development Fund
Notes to Consolidated Financial Statements
Page two


Included in the financial statements for the six months ended June 30, 1997 and 1997 are affiliate transactions as follows:

                                                  June 30
                                            -------------------
                                              1997       1996
                                            --------   --------
                Management fees .........   $ 14,926   $ 14,041
                Administrative fees .....     18,206     17,342
                Leasing fees ............      6,619     20,031
                Construction Fees .......      8,943      7,470

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

                            SIERRA PACIFIC DEVELOPMENT FUND
                            a Limited Partnership
                            S-P PROPERTIES, INC.
                            General Partner


Date:  AUGUST 13, 1997      /S/ THOMAS N. THURBER
                            Thomas N. Thurber
                            President and Director


Date:  AUGUST 13, 1997      /S/ MICHELE E. JOHNSON
                            Michele E. Johnson
                            Chief Accounting Officer