Form 10-Q
period 1997-09-30
SIERRA PACIFIC DEVELOPMENT FUND
filed 1997-11-12
CIK 351698

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended                     September 30, 1997
                         -------------------------------------------------
Commission file number                      0-11068
                         -------------------------------------------------



                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)


        State of California                        95-3643693
-------------------------------------  -----------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification
   incorporation or organization)                   Number)


     5850 San Felipe, Suite 500
           Houston, Texas                            77057
-------------------------------------  -----------------------------------
  (Address of principal executive                 (Zip Code)
              offices)


Registrant's telephone number,
including area code:                          (713) 706-6271
                                   -----------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No__.

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                           PAGE
                                                                          NUMBER

Consolidated Balance Sheets - September 30, 1997 and December 31, 1996       4

Consolidated Statements of Operations - For the Nine Months Ended
September 30, 1997 and 1996 and Three Months Ended September 30, 1997
and 1996                                                                     5

Consolidated Statements of Changes in Partners' Equity - From February
13, 1981 (inception of Partnership) to December 31, 1996 and For the Nine
Months Ended September 30, 1997                                              6

Consolidated Statements of Cash Flows - For the Nine Months
Ended September 30, 1997 and 1996                                            7

Notes to Consolidated Financial Statements                                   8



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

(b)         RESULTS OF OPERATIONS

Rental income for the first nine months increased by $10,000, or 2%, when compared to the corresponding period in the prior year, principally due to an increase in occupancy from 88% at September 30, 1996 to 100% at September 30, 1997. This increase was partially offset as a result of billing credits given to tenants in May 1997 due to common area maintenance fees being lower than anticipated in the prior year. Rental income for the three months ended September 30, 1997 increased $28,000, or 16%, primarily due to the increased occupancy of the Property. One new tenant, whose lease commenced November 1, 1996 accounted for an increase in leased square footage of 5,526, or 12% of the rentable square footage of Sierra Creekside.

Operating expenses for the nine months ended September 30, 1997 remained relatively unchanged when compared to the same period in the prior year. An increase in maintenance and repair costs was primarily offset by lower utilities and from a decrease in accounting and auditing costs incurred during the period. Operating expenses for the three months ended September 30, 1997 increased by $9,000, or 7%, principally due to an increase in maintenance and repair costs incurred for the quarter

Depreciation and amortization expenses for the third quarter decreased by $30,000, or 9%, primarily due to fully depreciated capitalized tenant improvements.


(c)         LIQUIDITY AND CAPITAL RESOURCES

The Partnership is in an illiquid position at September 30, 1997 with cash and billed rents of $130,000 and current liabilities of $165,000. A source of cash is available through advances from the minority owner of the property, Sierra Mira Mesa Partners.

The Partnership's primary capital requirements will be for compliance with the Americans with Disabilities Act ("ADA") or other yet unknown changes in building codes. The majority of the work required to comply with ADA has been completed at September 30, 1997. The cost of the remaining work needed to comply with this act will be funded from the operations of the Property.

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A Limited Partnership)

                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1997 and December 31, 1996



                                                  September 30,     December 31,
                                                       1997            1996
                                                  -------------     ------------
ASSETS

Cash and cash equivalents ....................     $    54,565      $    55,629
Receivables:
   Unbilled rent .............................          75,227           81,086
   Billed rent ...............................          34,975           23,078
Due from affiliates ..........................          26,916           26,916
Income-producing property - net of
  accumulated depreciation and valuation
  allowance of $2,885,331 and $4,080,645,
  respectively ...............................       3,038,914        3,223,328
Other assets .................................         265,070          299,838
                                                   -----------      -----------
Total Assets .................................     $ 3,495,667      $ 3,709,875
                                                   ===========      ===========
LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities ................     $   165,159      $   175,729
Due to affiliates ............................          83,500                0
Note payable .................................       1,773,603        1,802,820
                                                   -----------      -----------
Total Liabilities ............................       2,022,262        1,978,549
                                                   -----------      -----------
Minority interest in consolidated
   joint venture .............................        (115,788)        (102,995)
                                                   ------------     ------------
Partners' equity:
  General Partner ............................               0                0
  Limited Partners:
       30,000 units authorized,
       29,354 issued and
       outstanding ...........................       1,589,193        1,834,321
                                                   -----------      -----------
Total Partners' equity .......................       1,589,193        1,834,321
                                                   -----------      -----------
Total Liabilities and Partners' equity .......     $ 3,495,667      $ 3,709,875
                                                   ===========      ===========

                                    Unaudited
                             See Accompanying Notes

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A Limited Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Nine Months Ended September 30, 1997 and 1996
           and for the Three Months Ended September 30, 1997 and 1996

                                                                      Nine Months Ended                     Three Months Ended
                                                                        September 30,                          September 30,
                                                                 ----------------------------          ----------------------------
                                                                   1997                1996               1997               1996
                                                                 ---------          ---------          ---------          ---------
REVENUES:
  Rental income ........................................         $ 557,954          $ 547,972          $ 202,971          $ 175,388
  Interest income ......................................                 0              7,773                  0                445
                                                                 ---------          ---------          ---------          ---------
          Total revenues ...............................           557,954            555,745            202,971            175,833
                                                                 ---------          ---------          ---------          ---------
EXPENSES:
  Operating expenses ...................................           377,391            376,892            130,086            121,285
  Depreciation and amortization ........................           317,878            347,541             89,503            114,246
  Interest .............................................           120,606            123,128             39,981             40,842
                                                                 ---------          ---------          ---------          ---------
          Total costs and expenses .....................           815,875            847,561            259,570            276,373
                                                                 ---------          ---------          ---------          ---------

LOSS BEFORE MINORITY INTEREST'S SHARE
  OF CONSOLIDATED JOINT VENTURE LOSS ...................          (257,921)          (291,816)           (56,599)          (100,540)
                                                                 ---------          ---------          ---------          ---------
MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS ......................            12,793             55,066              2,807             18,972
                                                                 ---------          ---------          ---------          ---------
NET LOSS ...............................................         $(245,128)         $(236,750)         $ (53,792)         $ (81,568)
                                                                 =========          =========          =========          =========
Net loss per limited partnership unit ..................         $   (8.35)         $   (8.07)         $   (1.83)         $   (2.78)
                                                                 =========          =========          =========          =========

                                    Unaudited
                             See Accompanying Notes

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A Limited Partnership)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
     From February 13, 1981 (Inception of Partnership) to December 31, 1996
                and for the Nine Months Ended September 30, 1997



                                                                   Limited Partners                                       Total
                                                              ----------------------------           General             Partners'
                                                              Per Unit           Total               Partner              Equity
                                                              -------         ------------         ------------         -----------
Proceeds from sale of
  partnership units ..................................        $500.00         $ 14,677,000                             $ 14,677,000
Underwriting commissions
  and other organization expenses ....................         (60.29)          (1,769,862)                              (1,769,862)
Cumulative net income (loss)
  (to December 31, 1996) .............................        (210.47)          (6,178,344)        $     14,600          (6,163,744)
Cumulative distributions
  (to December 31, 1996) .............................        (166.75)          (4,894,473)             (14,600)         (4,909,073)
                                                              -------         ------------         ------------         -----------
Partners' equity - January 1, 1997 ...................          62.49            1,834,321                    0           1,834,321
Net loss .............................................          (8.35)            (245,128)                                (245,128)
                                                              -------         ------------         ------------         -----------
Partners' equity - September 30, 1997 ................        $ 54.14         $  1,589,193         $          0         $ 1,589,193
                                                              =======         ============         ============         ===========

                                    Unaudited
                             See Accompanying Notes

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A Limited Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1997 and 1996

                                                                          1997           1996
                                                                       ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .........................................................   $(245,128)     $(236,750)
  Adjustments to reconcile net loss
  to cash provided by (used in) operating activities:
    Depreciation and amortization ..................................     317,878        347,541
    Minority interest's share of consolidated
      joint venture loss ...........................................     (12,793)       (55,066)
    Increase in rent receivable ....................................      (6,038)        (5,444)
    Increase in other assets .......................................     (20,766)      (569,699)
    Decrease in accrued and other liabilities ......................     (10,570)       (18,733)
                                                                       ----------     ----------
    Net cash provided by (used in) operating activities ............      22,583       (538,151)
                                                                       ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ................................     (77,930)      (127,731)
                                                                       ----------     ----------
    Net cash used in investing activities ..........................     (77,930)      (127,731)
                                                                       ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on note payable .............................     (29,217)       (26,617)
    Loan from affiliate ............................................      83,500              0
                                                                       ----------     ----------
    Net cash provided by (used in) financing activities ............      54,283        (26,617)
                                                                       ----------     ----------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS ............................................      (1,064)      (692,499)

CASH AND CASH EQUIVALENTS
    Beginning of period ............................................      55,629        787,269
                                                                       ----------     ----------
CASH AND CASH EQUIVALENTS
    End of period ..................................................   $  54,565      $  94,770
                                                                       ==========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest ........................   $ 120,825      $ 123,328
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

2.    BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sierra Creekside Partners, a majority owned joint venture at September 30, 1997. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at September 30, 1997 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1996.

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

Sierra Pacific Development Fund
Notes to Consolidated Financial Statements
Page two

Included in the financial statements for the nine months ended September 30, 1997 and 1996 are affiliate transactions as follows:

                                                September 30
                                           -----------------------
                                               1997       1996
                                           -----------------------
            Management fees                $  22,208    $ 21,816
            Administrative fees               26,305      26,267
            Leasing fees                      17,015      26,341
            Construction Fees                  8,943       7,470

4.    PARTNERS' EQUITY

Equity and net loss per limited partnership unit is determined by dividing the Limited Partners' share of the Partnership's equity and net loss by the number of limited partnership units outstanding, 29,354.


                                    UNAUDITED

                           PART II - OTHER INFORMATION

ITEM  6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

 Exhibit
 Number      Description of Exhibit
----------   -----------------------------
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


                           SIERRA PACIFIC DEVELOPMENT FUND
                           a Limited Partnership
                           S-P PROPERTIES, INC.
                           General Partner

Date:  NOVEMBER 10, 1997  /s/ THOMAS N. THURBER
                           Thomas N. Thurber
                           President and Director

Date:  NOVEMBER 10, 1997  /s/ BRUCE R. TIMBERS
                           Bruce R. Timbers
                           Chief Accounting Officer