Form 10-K
period 1997-12-31
SIERRA PACIFIC DEVELOPMENT FUND
filed 1998-03-31
CIK 351698

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    Form 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                        Commission file number : 0-11068

                         SIERRA PACIFIC DEVELOPMENT FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

        State of California                        95-3643693
  -------------------------------       -------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification
   incorporation or organization)                   Number)

      5850 San Felipe, Suite 450
            Houston, Texas                            77057
----------------------------------------            ----------
(Address of principal executive offices)            (Zip Code)

                         Registrant's telephone number,
                      including area code: (713) 706-6271

                           5850 San Felipe, Suite 500
                              Houston, Texas 77057
        -------------------------------------------------------------
        (Former name or former address, if changed since last report)

         Securities registered pursuant to Section 12 (b) of the Act:

     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------               -----------------------------------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE

    Annual Report to Limited Partners for the Year Ended December 31, 1997 is
                 incorporated by reference into Parts II and III

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

In February 1994, the Partnership created a California general partnership (Sierra Creekside Partners) with Sierra Mira Mesa Partners ("SMMP") to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Creekside property. The Partnership contributed the Property (at an agreed value of $2,825,000) and SMMP contributed cash ($147,359, net, through December 31, 1996) in exchange for an 4.96% interest in Sierra Creekside Partners. SMMP made additional contributions of $168,500, and received distributions of $25,000 from Sierra Creekside Partners during 1997. The percentage interests of the Partnership and Sierra Mira Mesa Partners are to be adjusted every January 1st during the term of Sierra Creekside Partners, beginning January 1, 1995. Accordingly, as of January 1, 1998, the Partnership's interest in Sierra Creekside Partners will be decreased to 90.67%, and SMMP's interest will be increased to 9.33%.

In June 1995, Sierra Creekside Partners placed a loan on the Property in the amount of $1,850,000 in order to establish operating reserves, fund tenant improvements and leasing commissions, and make structural changes to the Property mandated by the Americans with Disabilities Act ("ADA").

(b.) NARRATIVE DESCRIPTION OF BUSINESS. The Partnership owns and operates Sierra Creekside, an office building in San Ramon, California. Success of the office building is dependent upon the timely payment of rent by five tenants who account for approximately 69% of the rental income of the Partnership for the year ended December 31, 1997.

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

Operations of the Partnership through 1997 have been consistent with the intent of the original prospectus in that the Partnership has invested in real estate projects that had the potential for capital gains, preservation of capital and providing distributable cash flow partially sheltered from Federal Income Tax. However, the Partnership and its real estate have been adversely affected by the Tax Reform Act of 1986, aggressive lending by banks that resulted in commercial real estate overbuilding, and subsequent severe recessions. The original intention to begin liquidation of properties after the fifth year of operations was delayed indefinitely. As of December 31, 1997, the Partnership had paid cash distributions of $166.75 for each $500 unit investment and remaining partners' equity is $52.70 per unit. Thus, if the Partnership were to be liquidated at the end of 1997 at book value, each $500 investment would have returned a total of $219.45.

The General Partner's goal is to continue operating the Property until such time as rental rates return to the level necessary to support new office building development. At that time, the Property may be sold at a price substantially greater than current book value.

ITEM 2. PROPERTIES

During 1997, the Partnership owned (fee simple) a 95.04% interest in Sierra Creekside, a commercial office building located in San Ramon, California. (See
Item 1. Business for discussion of changes in ownership percentages). The building consists of 47,800 rentable square feet and is 100% occupied at December 31, 1997. The average effective annual rent per square foot at December 31, 1997 is $16.16.

The Property is encumbered by a mortgage lien in favor of Home Federal Savings of San Francisco with a principal balance of $1,763,420 at December 31, 1997. The mortgage bears interest at 3.5% above the 11th District Cost of Funds Index with a minimum of 9% and a maximum of 14% (9% at December 31, 1997). The loan term is 120 months with a maturity date of July 1, 2005. Payments are amortized over a 240 month period with a remaining principal balance of $1,325,058 due at maturity assuming no payment has been made on principal in advance of its due date. This note is subject to prepayment penalties of 1% to 3% if more than 20% of the outstanding balance is prepaid during the first four calendar years of the loan.

SUMMARY OF SIGNIFICANT TENANTS/LEASES

Four of the Property's 16 tenants occupy ten percent or more of rentable space. The principal businesses of these significant tenants are banking, mortgage administration, insurance and billing/collections services. Details of the leases follow:

                                 Percent
                                   of      Effective    Effective     Percent
                      Square    Rentable    Rent Per      Rent       of Gross
                       Feet      Square      Square        Per         Annual       Expiration
     Tenants         Occupied     Feet        Foot        Annum         Rent         of Lease
----------------------------------------------------------------------------------------------
American Savings
  Bank                7,189        15%      $ 16.95     $121,881         16%       October 2001
US Bank               8,588        18%        15.04      129,141         17%       February 2000
State Farm Mutual     5,071        11%        14.81       75,108         10%       September 2000
Pen-Cal
 Administrators       7,331        15%        16.69      122,355         16%       January 2000
Tenants Occupying
 less than 10% sq ft 19,621         41%       16.52      324,093         41%       Various
                   -----------------------------------------------------------
Total Rented Space   47,800       100%      $ 16.16     $772,578         100%

Vacancies                 0         0%
                   --------------------
Total Rentable
  Space              47,800       100%

The US Bank lease is renewable for an additional three year period upon expiration in February 2000.

SUMMARY OF LEASES BY EXPIRATION

Two of the 16 tenants are on a month to month lease; the other fourteen are on leases scheduled to expire over the next five years as indicated in the table below.

Year of expiration              1998           1999           2000           2001           2002          Totals
                            -----------    -----------    -----------    -----------    -----------    -----------
Number of tenants .......             4              3              4              2              1             14
Percent of total tenants             25%            19%            25%            13%             6%            88%
Total area (square feet)          5,737          4,616         23,248         11,669            549         45,819
Annual rent .............   $    85,452    $    76,907    $   370,723    $   197,575    $    11,134    $   741,791
Percent gross annual rent            11%            10%            48%            26%             1%            96%

DEPRECIABLE PROPERTY Reference is made to Schedule III of the Form 10-K.

REAL ESTATE TAXES    The real estate tax obligation for 1997 is approximately
                     1.3% of the assessed value or $51,808.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERS' EQUITY AND RELATED MATTERS

As of December 31, 1997, the number of security holders is as follows:

                                          NUMBER            NUBER OF
                                         OF UNITS          RECORD HOLDERS
                                         --------          --------------
              Limited Partners            29,354               2,172
                                        ===========        ==============

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forward looking statements reflecting the Partnership's expectations in the near future; however, many factors which may affect the actual results, especially changing regulations, are difficult to predict. Accordingly, there is no assurance that the Partnership's expectations will be realized.

Overview:

The following discussion should be read in conjunction with the Selected Financial Data and the Partnership's Consolidated Financial Statements and Notes thereto incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit. As of December 31, 1997, the Partnership owns a 95.04% interest in the Sierra Creekside Partners, which operates one property, Sierra Creekside (the "Property").

Results of Operations:

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996.

Rental income increased by $10,000, or 1%, due primarily to an increase in occupancy. The Property, which achieved 99% occupancy at December 31, 1996, maintained a 100% occupancy rate for the majority of 1997. This increase was partially offset as a result of billing credits given to tenants due to common area maintenance fees being lower than anticipated in the prior year. Further, the weighted-average effective annual rent per square foot, on an accrual basis, decreased from $16.45 at December 31, 1996 to $16.16 at December 31, 1997.

Operating expenses decreased by $64,000, or 7%, primarily due to a $59,000 decrease in depreciation and amortization expenses resulting from the write off of fully depreciated capitalized tenant improvements. Further, a decrease in utilities and other operating expenses was partially offset by an increase in maintenance and repair costs incurred during the year.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995.

Rental income increased by $163,000, or 28%, due primarily to an increase in rental rates and occupancy. The weighted-average effective annual rent per square foot, on an accrual basis, at December 31, 1996 was $16.45 compared to $15.10 at December 31, 1995. Occupancy increased during the year from 94% at December 31, 1995 to 99% at December 31, 1996 due to the addition of three new tenants and an expansion by another tenant.

Management embarked on a program of leasing space during 1995 that resulted in a steady increase in occupancy over the prior two years. The funds necessary to build out new tenant space and pay leasing commissions were provided by the proceeds of an $1,850,000 mortgage loan funded in 1995. One half of this loan was funded June 30, 1995 with the balance funded August 31, 1995. Interest expense increased in 1996 due to the funding of this loan.

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

During 1997, the Partnership generated cash flows from operations of $19,000 and paid $134,000 for property additions and lease commissions. SMMP contributed a total of $168,500 to the Partnership and received distributions of $25,000 from the Partnership in 1997.

The Partnership is in an illiquid position at December 31, 1997 with cash and billed rents of $89,000 and current liabilities of $101,000.

The Partnership's primary capital requirements will be for construction of new tenant space. It is anticipated that these requirments will be funded from the operations of the Property and SMMP.

Inflation:

The Partnership's long-term leases contain provisions designed to mitigate the adverse impact of inflation on its results from operations. Such provisions may include escalation clauses related to Consumer Price Index increases.

YEAR 2000 COMPLIANCE

The Year 2000 Compliance issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The total cost to the Partnership of activities associated with the Year 2000 Compliance issue is not anticipated to be material to its financial position or results of operations in any given year.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and independent auditors' report are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

   1. Independent Auditors' Report

   2. Consolidated Balance Sheets - December 31, 1997 and 1996

   3. Consolidated Statements of Operations - for the years ended December 31, 1997, 1996 and 1995

   4. Consolidated Statements of Changes in Partners' Equity - for the years ended December 31, 1997, 1996 and 1995

   5. Consolidated Statements of Cash Flows - for the years ended December 31, 1997, 1996 and 1995

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

The executive officers and directors of S-P Properties, Inc. are:

NAME                        POSITION                                 AGE         TIME IN OFFICE
----                        --------                                 ---         --------------
Thomas N. Thurber      President and Director                         47               3 years

Dawson L. Davenport    Vice President                                 42               3 years

Steven M. Speier       Secretary/Treasurer and Director               47               3 years

William J. Carden      Assistant Secretary/Treasurer and Director     53               3 years

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

Steven M. Speier - Secretary/Treasurer and Director, S-P Properties, Inc. Mr. Speier who after spending two years in public accounting, went into the banking industry in 1975. During his sixteen year banking career, Mr. Speier managed a real estate loan portfolio of approximately $1.5 billion secured by properties throughout the United States. Mr. Speier brings to S-P Properties, Inc. a broad real estate background that includes management, leasing, and disposition of all categories of commercial real estate. Mr. Speier also serves as a director of IDM Corporation. Mr. Speier is a licensed real estate broker, is registered as a Certified Public Accountant, and has a masters degree in business administration from Grand Valley State University in Michigan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership may pay a management fee of 6% of the gross rental income collected from the property to American Spectrum Real Estate Services, Inc.
(ASRE), formerly Banc Commercial California. These fees for the year ended December 31, 1997 were $33,559. Bancor Real Estate Company, Inc. (Bancor) provides services to the Partnership such as accounting, legal, data processing and similar services and is entitled to reimbursement for expenses incurred to provide such services. Amounts so reimbursed totaled $34,870 during the year ended December 31, 1997. The Partnership also reimburses ASRE for construction supervision costs. The Partnership paid $12,358 to ASRE and Bancor for tenant improvement supervisory costs in 1997. In consideration for services rendered with respect to initial leasing of Partnership properties, ASRE is paid initial leasing costs. For the year ended December 31, 1997, a total of $19,097 was paid for initial leasing costs. Bancor and ASRE are both wholly owned subsidiaries of CGS Real Estate Company, Inc. William J. Carden, an officer and director of S-P Properties, Inc., the General Partner of the Partnership, owns 50% of CGS Real Estate Company, Inc.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. EXHIBITS

   1. Annual Report to the Limited Partners

   2. Exhibit Number 27 - Financial Data Schedule


B. Financial Statement Schedules

   The following financial statement schedules and the report of the independent auditors thereon are included herein:

   1. Schedule II - Valuation and Qualifying Accounts and Reserves - for the years ended December 31, 1997, 1996 and 1995

   2. Schedule III - Real Estate and Accumulated Depreciation - December 31,
      1997

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


                                    SIERRA PACIFIC DEVELOPMENT FUND
                                    a California Limited Partnership

                                    S-P PROPERTIES, INC.

                                    General Partner

Date: March 19, 1998                /s/THOMAS N. THURBER
      --------------                ------------------------------------
                                    Thomas N. Thurber
                                    President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:   March 19, 1998               /s/THOMAS N. THURBER
      --------------                ------------------------------------
                                    Thomas N. Thurber
                                    President  and Director
                                    S-P Properties, Inc.


Date:  March 19, 1998               /s/WILLIAM J. CARDEN
      --------------                ------------------------------------
                                    William J. Carden
                                    Assistant Secretary/Treasurer and Director
                                    S-P Properties, Inc.

Date:  March 19, 1998               /s/G. ANTHONY EPPOLITO
      --------------                ------------------------------------
                                    G. Anthony Eppolito
                                    Chief Accountant
                                    S-P Properties, Inc.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

To the Partners of
Sierra Pacific Development Fund

We have audited the consolidated financial statements of Sierra Pacific Development Fund, a California limited partnership, (the "Partnership") as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997 and have issued our report thereon dated March 13, 1998. Such consolidated financial statements and report are included in your 1997 Annual Report to the Limited Partners and are incorporated herein by reference. Our audits also included the financial statement schedules of Sierra Pacific Development Fund, listed in Item 14. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas
March 13, 1998

                         SCHEDULE II - FORM 10-K
                     SIERRA PACIFIC DEVELOPMENT FUND
              VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
           For the Years Ended December 31, 1997, 1996 and 1995

                                                                     Income -
                                                                    Producing
                                                                    Properties
                                                                  --------------
Allowance for loss - January 1, 1995 ..........................   $    1,000,000

  Provision charged to costs and expenses (1) .................                0
                                                                  --------------
Allowance for loss - December 31, 1995 ........................        1,000,000

  Provision charged to costs and expenses (1) .................                0
                                                                  --------------
Allowance for Loss - December 31, 1996 ........................        1,000,000

   Provision charged to costs and expenses (1) ................                0
                                                                  --------------
Allowance for loss - December 31, 1997 ........................   $    1,000,000
                                                                  ==============

(1) See Notes 1 and 4 to the consolidated financial statements incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

                            SCHEDULE III - FORM 10-K
                         SIERRA PACIFIC DEVELOPMENT FUND
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997

                                            Initial Cost                                    Gross Amount at
                                          to Partnership (1)      Improvements       Which carried at close of period
                                       -----------------------    Capitalized     -------------------------------------
                           Encumb-                   Improve-    After Acquis-                 Improve-        Total
Description                rances          Land      ments         ition (2)      Land          ments       (3)(4)(5)(6)
------------------------------------------------------------------------------------------------------------------------
OFFICE BUILDING-
  INCOME-PRODUCING:

Sierra Creekside(4)
San Ramon, California    $1,763,420     $1,555,033                 $5,964,392    $1,555,033    $4,381,977    $5,937,010


                                  Accum.         Date          Date     Deprec.
Description                      Deprec.(6)   Constructed    Acquired    Life
-------------------------------------------------------------------------------
OFFICE BUILDING-
  INCOME-PRODUCING:

Sierra Creekside(4)
San Ramon, California         $ 1,956,254        10/84         03/83   1-30 yrs.

(1) The initial cost represents the original purchase price of the property.

(2) The Partnership has capitalized property development costs.

(3) Also represents cost for Federal Income Tax purposes.

(4) On February 1, 1994, the property was transferred to a joint venture, Sierra Creekside Partners. The Partnership has an equity interest of 81.13% and Sierra Mira Mesa Partners, an affiliate, has 18.87% equity interest at December 31, 1997.

(5) A valuation allowance of $1,000,000 was established as the appraised value of the property declined below book value. See Notes 1 and 4 to the consolidated financial statements incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

(6) Reconciliation of total real estate carrying value and accumulated depreciation for the three years ended December 31, 1997 is as follows:


                               Total Real Estate         Accumulated
                               Carrying Value            Depreciation
                               ---------------           ------------
 Balance  - January 1, 1994       $ 6,719,401            $ 2,107,082
    Additions during the year         218,325                328,281
                               ---------------           ------------

 Balance - December 31, 1994        6,937,726              2,435,363
    Additions during the year         284,946                365,274
    Deductions:
      Write off fully
        depreciated asset             (62,814)               (62,814)
                               ---------------           ------------

 Balance - December 31, 1995        7,159,858              2,737,823
    Additions during the year         204,875                403,582
    Deductions:
      Write off fully
        depreciated asset             (60,760)               (60,760)
                               ---------------           ------------

 Balance - December 31, 1996        7,303,973              3,080,645
    Additions during the year          91,878                334,450
    Deductions:
      Write off fully
        depreciated asset          (1,458,841)            (1,458,841)
                               ---------------           ------------

 Balance - December 31, 1997      $ 5,937,010            $ 1,956,254
                               ===============           ============

                         SIERRA PACIFIC DEVELOPMENT FUND
                       (A California Limited Partnership)

                             SELECTED FINANCIAL DATA
        For the Years Ended December 31, 1997, 1996, 1995, 1994, and 1993

The following table sets forth certain selected historical financial data of the Partnership. The selected operating and financial position data as of and for each of the five years ended December 31, 1997 have been derived from the audited consolidated financial statements of the Partnership. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto which are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

                                                        1997             1996             1995             1994             1993
                                                    -----------      -----------      -----------      -----------      -----------
REVENUES ......................................     $   757,755      $   755,644      $   592,529      $   449,965      $   811,333

OPERATING EXPENSES:
  Total .......................................         899,704          964,074          932,506          823,239        1,609,572
  Per dollar of revenues ......................            1.19             1.28             1.57             1.83             1.98
INTEREST EXPENSE:
  Total .......................................         160,359          163,762           69,614            1,375          429,767
  Per dollar of revenues ......................            0.21             0.22             0.12             0.00             0.53
NET LOSS:
  Total .......................................        (287,313)        (301,960)        (312,723)        (291,395)        (461,938)
  General Partner .............................               0                0                0                0                0
  Limited Partners ............................        (287,313)        (301,960)        (312,723)        (291,395)        (461,938)
  Per unit (1) ................................           (9.79)          (10.29)          (10.65)           (9.93)          (15.73)
CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES ........................          19,341           45,678         (587,447)          25,782         (103,787)
CASH USED IN
  INVESTING ACTIVITIES ........................         (91,878)        (204,875)        (284,946)        (218,325)        (133,547)
CASH  PROVIDED BY (USED IN)
  FINANCING ACTIVITIES ........................         104,100         (572,443)       1,620,705          231,500          223,500
TOTAL ASSETS ..................................       3,436,450        3,709,875        4,554,858        3,617,493        3,713,971
PARTNERS' EQUITY:
  Total .......................................       1,547,008        1,834,321        2,136,281        2,449,004        2,740,399
  General Partner .............................               0                0                0                0                0
  Limited Partners ............................       1,547,008        1,834,321        2,136,281        2,449,004        2,740,399
LIMITED PARTNERS' EQUITY - PER UNIT (1) .......           52.70            62.49            72.78            83.43            93.36
INCOME-PRODUCING PROPERTIES:
  Number ......................................               1                1                1                1                1
  Cost ........................................       5,937,010        7,303,973        7,159,858        6,937,726        6,719,401
  Less: Accumulated depreciation ..............      (1,956,254)      (3,080,645)      (2,737,823)      (2,435,363)      (2,107,082)
        Valuation allowance ...................      (1,000,000)      (1,000,000)      (1,000,000)      (1,000,000)      (1,000,000)
  Net book value ..............................       2,980,756        3,223,328        3,422,035        3,502,363        3,612,319
NOTE PAYABLE - related to income-
  producing property ..........................       1,763,420        1,802,820        1,838,747              N/A              N/A
MINORITY INTEREST IN CONSOLIDATED
  JOINT VENTURE ...............................          25,510         (102,995)         476,836          791,746              N/A
DISTRIBUTIONS PER UNIT (1): ...................               0                0                0                0                0

N/A = Not applicable nor available

(1) The net loss, limited partners' equity and distributions per unit are based upon the limited partnership units outstanding at the end of the year, 29,354 in all years. The cumulative cash distributions per limited partnership unit from inception to December 31, 1997 equal $166.75.

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sierra Pacific Development Fund

We have audited the accompanying consolidated balance sheets of Sierra Pacific Development Fund, a California limited partnership, (the "Partnership") as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Pacific Development Fund as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
March 13, 1998

                         SIERRA PACIFIC DEVELOPMENT FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                                   DECEMBER 31,     DECEMBER 31,
                                                       1997            1996
                                                    -----------     -----------
ASSETS (NOTE 5)

Cash and cash equivalents .....................     $    87,192     $    55,629
Rent receivables:
   Unbilled rent (Notes 1 and 4) ..............          71,309          81,086
   Billed rent (Note 1) .......................           1,653          23,078
Due from affiliates (Note 3) ..................          26,916          26,916
Income-producing property - net of
  accumulated depreciation and
  valuation allowance of $2,956,254
  in 1997 and $4,080,645 in 1996 (Note 4) .....       2,980,756       3,223,328
Other assets (Notes 1, 2 and 3) ...............         268,624         299,838
                                                    -----------     -----------
Total Assets ..................................     $ 3,436,450     $ 3,709,875
                                                    ===========     ===========
LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities (Note 2) ........     $   100,512     $   175,729
Note payable (Note 5) .........................       1,763,420       1,802,820
                                                    -----------     -----------
Total Liabilities .............................       1,863,932       1,978,549
                                                    -----------     -----------
Minority interest in consolidated
   joint venture (Note 4) .....................          25,510        (102,995)
                                                    -----------     -----------
Partners' equity (Notes 1 and 6):
  General Partner .............................               0               0
  Limited Partners:
       30,000 units authorized,
       29,354 issued and
       outstanding ............................       1,547,008       1,834,321
                                                    -----------     -----------
Total Partners' equity ........................       1,547,008       1,834,321
                                                    -----------     -----------
Total Liabilities and Partners' equity ........     $ 3,436,450     $ 3,709,875
                                                    ===========     ===========

                             SEE ACCOMPANYING NOTES

                         SIERRA PACIFIC DEVELOPMENT FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                     1997           1996           1995
                                                 -----------    -----------    -----------
REVENUES:
  Rental income (Note 1) ......................  $   757,716    $   747,865    $   585,614
  Interest income .............................           39          7,779          6,915
                                                 -----------    -----------    -----------
      Total revenues ..........................      757,755        755,644        592,529
                                                 -----------    -----------    -----------
EXPENSES:
Operating expenses:
    Depreciation and amortization .............      409,297        468,130        407,418
    Maintenance and repairs ...................      140,098        112,480        109,301
    Utilities .................................      105,780        131,283        129,886
    Property taxes and insurance ..............       78,394         76,667         91,681
    Legal and accounting ......................       37,083         43,160         34,432
    Administrative fees (Note 3) ..............       30,750         33,714         40,679
    General and administrative ................       38,720         40,908         34,472
    Management fees (Note 3) ..................       33,559         29,075         26,036
    Salaries and payroll taxes ................       14,400         14,400         20,663
    Renting expenses ..........................        2,861          2,174          1,262
    Other operating expenses ..................        8,762         12,083         36,676
                                                 -----------    -----------    -----------
      Total operating expenses ................      899,704        964,074        932,506

Interest ......................................      160,359        163,762         69,614
                                                 -----------    -----------    -----------
      Total expenses ..........................    1,060,063      1,127,836      1,002,120
                                                 -----------    -----------    -----------
LOSS BEFORE MINORITY INTEREST'S SHARE
  OF CONSOLIDATED JOINT VENTURE LOSS ..........     (302,308)      (372,192)      (409,591)
                                                 -----------    -----------    -----------
MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS .............       14,995         70,232         96,868
                                                 -----------    -----------    -----------
NET LOSS ......................................  $  (287,313)   $  (301,960)   $  (312,723)
                                                 ===========    ===========    ===========
Net loss per limited partnership unit (Note 1).  $     (9.79)   $    (10.29)   $    (10.65)
                                                 ===========    ===========    ===========

                             SEE ACCOMPANYING NOTES

                         SIERRA PACIFIC DEVELOPMENT FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                        Limited Partners                                  Total
                                                                 ------------------------------         General          Partners'
                                                                   Per Unit           Total             Partner           Equity
                                                                 ------------      ------------      ------------      ------------
Partners' equity - January 1, 1995 .........................     $      83.43      $  2,449,004      $          0      $  2,449,004
Net loss ...................................................           (10.65)         (312,723)                           (312,723)
                                                                 ------------      ------------      ------------      ------------
Partners' equity - December 31, 1995 .......................            72.78         2,136,281                 0         2,136,281
Net loss ...................................................           (10.29)         (301,960)                           (301,960)
                                                                 ------------      ------------      ------------      ------------
Partners' equity - December 31, 1996 .......................            62.49         1,834,321                 0         1,834,321
Net loss ...................................................            (9.79)         (287,313)                           (287,313)
                                                                 ------------      ------------      ------------      ------------
Partners' equity - December 31, 1997 .......................     $      52.70      $  1,547,008      $          0      $  1,547,008
                                                                 ============      ============      ============      ============

                             SEE ACCOMPANYING NOTES

                         SIERRA PACIFIC DEVELOPMENT FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                   1997                1996                1995
                                                                                -----------         -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .............................................................        $  (287,313)        $  (301,960)        $  (312,723)
  Adjustments to reconcile net loss
  to net cash provided by (used in) operating activities:
    Depreciation and amortization ......................................            409,297             468,130             407,418
    Minority interest's share of consolidated
      joint venture loss ...............................................            (14,995)            (70,232)            (96,868)
    Decrease (increase) in rent receivable .............................             31,202             (30,238)            (59,478)
    Decrease in other receivables ......................................                  0                   0              10,795
    Increase in other assets ...........................................            (43,633)            (92,757)           (262,842)
    (Decrease) increase in accrued and other liabilities................            (75,217)             72,735            (273,749)
                                                                                -----------         -----------         -----------
    Net cash provided by (used in) operating activities ................             19,341              45,678            (587,447)
                                                                                -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property additions ......................................            (91,878)           (204,875)           (284,946)
                                                                                -----------         -----------         -----------
  Net cash used in investing activities ................................            (91,878)           (204,875)           (284,946)
                                                                                -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Contributions from minority investor ................................            168,500              31,400             190,000
   Distributions to minority investor ..................................            (25,000)           (541,000)           (408,042)
   Funding of note payable secured by property .........................                  0                   0           1,850,000
   Principal payments on note payable ..................................            (39,400)            (35,927)            (11,253)
   Payments to affiliates ..............................................                  0             (26,916)                  0
                                                                                -----------         -----------         -----------
  Net cash provided by (used in) financing activities ..................            104,100            (572,443)          1,620,705
                                                                                -----------         -----------         -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS ................................................             31,563            (731,640)            748,312

CASH AND CASH EQUIVALENTS - Beginning of year ..........................             55,629             787,269              38,957
                                                                                -----------         -----------         -----------
CASH AND CASH EQUIVALENTS - End of year ................................        $    87,192         $    55,629         $   787,269
                                                                                ===========         ===========         ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest ...............................        $   160,655         $   164,031         $    55,823
                                                                                ===========         ===========         ===========

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

In February 1994, the Partnership created a California general partnership (Sierra Creekside Partners) with Sierra Mira Mesa Partners ("SMMP") to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Creekside property. The Partnership contributed the Property and SMMP contributed cash to this newly formed California general partnership. At December 31, 1997, the Partnership's remaining real estate asset is a 95.04% interest in Sierra Creekside Partners.

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

Sierra Pacific Development Fund
Notes to Consolidated Financial Statements
Page two

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of the Partnership at December 31, 1997 and 1996 consist of cash and cash equivalents, receivables, due from affiliates, accounts payable and note payable. The fair value of cash and cash equivalents, receivables, and accounts payable approximates the carrying value due to the short term nature of these items. In the opinion of management, the fair value of the note payable approximates the carrying value as the interest rate is based on a floating index. The fair value of due from affiliates can not be determined due to the related party nature of this receivable.

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

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1997. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

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

Rent receivable consists of (a) unbilled rent - the difference between rent recognized on the straight-line method and actual cash due; and (b) billed rent rent due but not yet received.

CALCULATION OF EQUITY AND NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT

Equity and net income (loss) per limited partnership unit are determined by dividing the Limited Partners' equity and net income (loss) by the number of limited partnership units outstanding, 29,354.

2.  DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 1997 and 1996, is as follows:

                                                             1997         1996
                                                           --------     --------
Other assets:
   Prepaid expenses ..................................     $ 40,875     $ 39,141
   Deferred loan costs, net of accumulated
     amortization of $19,880 in 1997
     and $11,637 in 1996 .............................       62,505       70,748
   Deferred leasing costs, net of accumulated
     amortization of $147,529 in 1997
     and $93,914 in 1996 .............................      165,244      189,949
                                                           --------     --------
                                                           $268,624     $299,838
                                                           ========     ========
Accrued and other liabilities:
   Accounts payable ..................................     $ 40,686     $122,061
   Accrued expenses ..................................        8,400       14,862
   Security deposits .................................       24,124       22,271
   Interest payable ..................................       13,225       13,521
   Other .............................................       14,077        3,014
                                                           --------     --------
                                                           $100,512     $175,729
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

An affiliate of the General Partner may receive a management fee of 6% of the gross rental income collected from the properties. Management fees paid to affiliates for the years ended December 31, 1997, 1996 and 1995 were $33,559, $29,075 and $17,217, respectively.

Sierra Pacific Development Fund
Notes to Consolidated Financial Statements
Page four

An affiliate of the General Partner is entitled to reimbursement for expenses incurred by the affiliate for services provided to the Partnership such as accounting, legal, data processing and similar services. The affiliate was reimbursed $34,870, $33,714 and $25,601 for such services for the years ended December 31, 1997, 1996 and 1995, respectively. Additionally, the Partnership reimbursed the affiliate for construction supervision costs incurred by the affiliate. For the years ended December 31, 1997, 1996 and 1995 the affiliate received $12,358, $9,657 and $17,900, respectively, for tenant improvements supervisory costs.

In consideration for services rendered with respect to initial leasing of Partnership properties, an affiliate of the General Partner is paid initial leasing costs. For the years ended December 31, 1997, 1996 and 1995 these fees amounted to $19,097, $38,277 and $22,441, respectively, and were recorded as deferred leasing costs.

During 1996, the Partnership made a non-interest bearing loan to an affiliate in the amount of $26,916. Repayment is expected in 1998.

4.  INCOME-PRODUCING PROPERTY

At December 31, 1997 and 1996, the total cost and accumulated depreciation of the property are as follows:

                                                    1997                1996
                                                -----------         -----------
Land ...................................        $ 1,555,033         $ 1,555,033
Building and improvements ..............          4,381,977           5,748,940
                                                -----------         -----------
    Total ..............................          5,937,010           7,303,973

Accumulated depreciation ...............         (1,956,254)         (3,080,645)
Valuation allowance ....................         (1,000,000)         (1,000,000)
                                                -----------         -----------
    Net ................................        $ 2,980,756         $ 3,223,328
                                                ===========         ===========

During 1997 and 1996, the Partnership removed $1,458,841 and $60,760, respectively, from its buildings and improvements and related accumulated depreciation accounts for fully depreciated property.

On February 1, 1994, the Partnership formed a California general partnership with Sierra Mira Mesa Partners ("SMMP"), an affiliate. The joint venture, known as Sierra Creekside Partners ("SCP"), was formed to develop and operate the Sierra Creekside property. The Partnership had a 79.2% equity interest with its contribution of Sierra Creekside. Such interest was computed based upon the estimated fair value of SCP's net assets at the date of formation of the joint venture. SMMP was allocated a 20.8% initial equity interest in SCP in exchange for its $745,000 cash contribution ($875,000, net, through December 31, 1994). SMMP made additional cash contributions amounting to $190,000, $31,400 and $168,500 and received distributions amounting to $408,042, $541,000 and $25,000 during 1995, 1996 and 1997, respectively. The percentage interests of the Partnership and Sierra Mira Mesa Partners are to be adjusted every January 1st during the term of Sierra Creekside Partners, beginning January 1, 1995. Accordingly, as of January 1, 1995, 1996 and 1997, the Partnership's interest in SCP was changed to 76.35%, 81.13% and 95.04%, respectively. On January 1, 1998, the Partnership's interest will be decreased to 90.67% and SMMP's interest will be increased to 9.33% to reflect the 1997 contributions and distributions. Under the terms of the SCP joint venture agreement, SMMP will receive preferential cash distributions of available "Distributable Funds" from the operation of SCP or sale of its property to the extent of its capital contributions. Additional Distributable Funds are allocable to the Partnership to the extent of the deemed fair value of its property contribution, and the remainder to the Partnership and SMMP in proportion to their respective equity interests.

Sierra Pacific Development Fund
Notes to Consolidated Financial Statements
Page five


Future minimum base rental income, under the existing operating leases for the Sierra Creekside property, to be recognized on a straight-line basis and amounts to be received on a cash basis are as follows:

                                               Straight-line       Cash
 YEAR ENDING DECEMBER 31,                         Basis            Basis
                                                ----------       ----------
      1998 ..............................       $  729,293       $  749,307
      1999 ..............................          638,886          666,109
      2000 ..............................          376,333          390,245
      2001 ..............................          207,172          213,395
      2002 ..............................           79,815           83,752
     Thereafter .........................                0                0
                                                ----------       ----------
       Total ............................       $2,031,499       $2,102,808
                                                ==========       ==========

The Partnership relied on five tenants to generate 69% of total 1997 rental income. The breakdown for these five tenants' industry segments and rental income contribution is as follows: 16% and 10% for two tenants related to the mortgage industry; 16% billing and collections; 17% banking, and 10% insurance.

5.  NOTE PAYABLE

At December 31, 1997, note payable consisted of one loan with a bank with an original principal balance of $1,850,000. The note bears interest at 3.5% above the 11th District Cost of Funds Index with a minimum of 9% and a maximum of 14% (9% at December 1997). The maturity date of the note payable is July 1, 2005. The note is subject to prepayment penalties of 1% to 3% if more than 20% of the outstanding balance is prepaid during the first four calendar years of the loan. The note is secured by substantially all of the assets of the Partnership. Annual maturities of note payable as of December 31, 1997, are: $42,900 in 1998; $46,924 in 1999; $51,326 in 2000; $56,140 in 2001; $61,407 in 2002 and
$1,504,723 thereafter.

The Partnership is exposed to interest rate fluctuations on $1,763,420 of variable rate debt at December 31, 1997.

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

                    EXECUTIVE OFFICERS OF THE GENERAL PARTNER

The Executive Officers of S-P Properties, Inc., the General Partner are as follows:


NAME                               POSITION
----                               --------
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