Form 10-Q
period 1998-03-31
SIERRA PACIFIC DEVELOPMENT FUND
filed 1998-05-12
CIK 351698

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended                         March 31, 1998
                            -----------------------------------------------
Commission file number                       0-11068
                            -----------------------------------------------


                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A Limited Partnership)


            State of California                       95-3643693
---------------------------------------  ---------------------------------------
      (State or other jurisdiction of
      incorporation or organization)     (I.R.S. Employer Identification Number)


        5850 San Felipe, Suite 450
              Houston, Texas                            77057
---------------------------------------  ---------------------------------------
 (Address of principal executive offices)             (Zip Code)



Registrant's telephone number,
including area code:                               (713) 706-6271
                                  ----------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No__.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                     Page number

Consolidated Balance Sheets - March 31, 1998 and December 31, 1997         4

Consolidated Statements of Operations - For the Three Months Ended March
31, 1998 and 1997                                                          5

Consolidated Statements of Changes in Partners' Equity - From February 13, 1981 (inception of Partnership) to December 31, 1997 and For the Three
Months Ended March 31, 1998                                                6

Consolidated Statements of Cash Flows - For the Three Months Ended
March 31, 1998 and 1997                                                    7

Notes to Consolidated Financial Statements                                 8


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

(a)   OVERVIEW

The following discussion should be read in conjunction with the Partnership's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns a 90.67% interest in the Sierra Creekside Partnership, which operates the Sierra Creekside property.

(b)   RESULTS OF OPERATIONS

Rental income for the three months ended March 31, 1998 increased $27,000, or 15%, when compared to the corresponding period in the prior year. This increase was primarily due to the write off of rent receivable in the first quarter of 1997 and due to an increase in occupancy at the Property. Occupancy increased from 97% at March 31, 1997 to 100% at March 31, 1998.

Operating expenses for the three months ended March 31, 1998 increased by $11,000, or 9%, when compared to the same period in the prior year, principally due to accounting and auditing fees incurred during the quarter. Similar costs were accrued in the second quarter in the prior year. This increase was partially offset by a decrease in utilities and maintenance and repair costs.

Depreciation and amortization expenses for the first quarter decreased by $32,000, or 26%, primarily due to fully depreciated capitalized tenant improvements.


(c)   LIQUIDITY AND CAPITAL RESOURCES

The Partnership is in an illiquid position at March 31, 1998 with cash and billed rents of $89,000 and current liabilities of $104,000. A source of cash is available through advances from the minority owner of the property, Sierra Mira Mesa Partners.

The Partnership's primary capital requirements will be for the construction of new tenant space. It is anticipated that these requirements will be funded from the operations of the Property.

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A Limited Partnership)

                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1998 and December 31, 1997




                                              March 31, 1998   December 31, 1997
                                              --------------   -----------------


ASSETS

Cash and cash equivalents ...................   $   87,520          $   87,192
Receivables:
   Unbilled rent ............................       67,141              71,309
   Billed rent ..............................        1,788               1,653
Due from affiliates .........................       65,416              26,916
Income-producing property - net of
  accumulated depreciation and valuation
  allowance of $3,028,362 and $2,956,254,
  respectively ..............................    2,908,648           2,980,756
Other assets ................................      246,812             268,624
                                                ----------          ----------

Total Assets ................................   $3,377,325          $3,436,450
                                                ==========          ==========

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities ...............   $  104,275          $  100,512
Note payable ................................    1,753,005           1,763,420
                                                ----------          ----------

Total Liabilities ...........................    1,857,280           1,863,932
                                                ----------          ----------

Minority interest in consolidated
   joint venture ............................       20,614              25,510
                                                ----------          ----------

Partners' equity:
  General Partner ...........................            0                   0
  Limited Partners:
       30,000 units authorized,
       29,354 issued and
       outstanding ..........................    1,499,431           1,547,008
                                                ----------          ----------

Total Partners' equity ......................    1,499,431           1,547,008
                                                ----------          ----------

Total Liabilities and Partners' equity ......   $3,377,325          $3,436,450
                                                ==========          ==========


                                    Uaudited
                             See accompanying notes

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A Limited Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1998 and 1997



                                                         1998            1997
                                                      ---------       ---------

REVENUES:
  Rental income ................................      $ 203,881       $ 177,225
                                                      ---------       ---------

          Total revenues .......................        203,881         177,225
                                                      ---------       ---------

EXPENSES:
  Operating expenses ...........................        125,117         114,522
  Depreciation and amortization ................         91,716         123,890
  Interest .....................................         39,521          40,421
                                                      ---------       ---------

          Total costs and expenses .............        256,354         278,833
                                                      ---------       ---------


LOSS BEFORE MINORITY INTEREST'S SHARE
  OF CONSOLIDATED JOINT VENTURE LOSS ...........        (52,473)       (101,608)
                                                      ---------       ---------

MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS ..............          4,896           5,040
                                                      ---------       ---------

NET LOSS .......................................      $ (47,577)      $ (96,568)
                                                      =========       =========

Net loss per limited partnership unit ..........      $   (1.62)      $   (3.29)
                                                      =========       =========




                                    Unaudited
                             See Accompanying Notes

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A Limited Partnership)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
     From February 13, 1981 (Inception of Partnership) to December 31, 1997
                  and for the Three Months Ended March 31, 1998




                                         Limited Partners                       Total
                                    ------------------------     General      Partners'
                                    Per Unit       Total         Partner       Equity
                                   ----------  -------------  -------------  -----------
Proceeds from sale of
  partnership units ..............  $500.00   $ 14,677,000                $ 14,677,000
Underwriting commissions
  and other organization expenses    (60.29)    (1,769,862)                 (1,769,862)
Cumulative net income (loss)
  (to December 31, 1997) .........  (220.26)    (6,465,657)  $     14,600   (6,451,057)
Cumulative distributions
  (to December 31, 1997) .........  (166.75)    (4,894,473)       (14,600)  (4,909,073)
                                  ----------    -----------  -------------   ----------

Partners' equity - January 1, 1998    52.70      1,547,008              0    1,547,008
Net loss .........................    (1.62)       (47,577)                    (47,577)
                                  ------------   ------------   ----------   ----------

Partners' equity - March 31, 1998   $ 51.08   $  1,499,431   $          0   $1,499,431
                                  =========== ============   =============  ===========




                                    Unaudited
                             See Accompanying Notes

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A Limited Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1998 and 1997


                                                              1998       1997
                                                          ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..............................................  $(47,577)  $ (96,568)
  Adjustments to reconcile net loss
  to cash provided by operating activities:
    Depreciation and amortization .......................    91,716     123,890
    Minority interest's share of consolidated
      joint venture loss ................................    (4,896)     (5,040)
    Decrease in rent receivable .........................     4,033      14,747
    Decrease in other assets ............................     2,204      19,149
    Increase (decrease) in accrued and other liabilities      3,763     (46,067)
                                                           --------   ---------

    Net cash provided by operating activities ...........    49,243      10,111
                                                           --------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions .....................         0      (4,480)
                                                           --------   ---------

    Net cash used in investing activities ...............         0      (4,480)
                                                           --------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on note payable ..................   (10,415)     (9,522)
    Loan to affiliate ...................................   (38,500)          0
    Loan from affiliate .................................         0      62,800
                                                           --------   ---------

    Net cash (used in) provided by financing activities .   (48,915)     53,278
                                                           --------   ---------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS .................................       328      58,909

CASH AND CASH EQUIVALENTS
    Beginning of period .................................    87,192      55,629
                                                           --------   ---------

CASH AND CASH EQUIVALENTS
    End of period .......................................  $ 87,520   $ 114,538
                                                           ========   =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest .............  $ 39,599   $  40,492
                                                           ========   =========





                                   Unaudited
                             See Accompanying Notes

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    ------------------------------------------------------------------------

1.      ORGANIZATION

In February 1994, the Partnership created a general partnership (Sierra Creekside Partners) with Sierra Mira Mesa Partners ("SMMP") to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Creekside property. The Partnership Agreement of Sierra Creekside Partners (the "Agreement") was amended effective January 1, 1995 to consider both contributions and distributions when calculating each partners' percentage interest at January 1 of each year as called for by the Agreement. Accordingly, on January 1, 1998, the Partnership's interest in Sierra Creekside Partners was decreased from 95.04% to 90.67% to reflect 1997 contributions and distributions.

2.      BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sierra Creekside Partners, a majority owned joint venture at March 31, 1998. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at March 31, 1998 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1997.

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

                                    UNAUDITED

Sierra Pacific Development Fund
Notes to Consolidated Financial Statements
Page two

Included in the financial statements for the three months ended March 31, 1998 and 1997 are affiliate transactions as follows:

                                                           March 31
                                                  --------------------------
                                                     1998          1997
                                                  ------------ -------------
               Management fees                      $   8,723     $   7,918
               Administrative fees                      8,831         6,988
               Leasing fees                             7,216             0


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

                                SIERRA PACIFIC DEVELOPMENT FUND
                                a Limited Partnership
                                S-P PROPERTIES, INC.
                                General Partner

Date:  MAY 4, 1998              /s/ THOMAS N. THURBER
       -----------              ------------------------
                                Thomas N. Thurber
                                President and Director

Date:  MAY 4, 1998              /s/ G. ANTHONY EPPOLITO
       -----------              ------------------------
                                G. Anthony Eppolito
                                Chief Accountant