Form 10-Q
period 1998-06-30
SIERRA PACIFIC DEVELOPMENT FUND
filed 1998-08-12
CIK 351698

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934


For Quarter ended                        June 30, 1998
                      ----------------------------------------------------
Commission file
number                                      0-11068
                      ----------------------------------------------------


                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)


        State of California                        95-3643693
-------------------------------------  -----------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification
   incorporation or organization)                   Number)


     5850 San Felipe, Suite 450
           Houston, Texas                            77057
-------------------------------------  -----------------------------------
  (Address of principal executive                 (Zip Code)
              offices)



Registrant's telephone number,
including area code:                          (713) 706-6271
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

                                                                   Page
                                                                  NUMBER

Consolidated Balance Sheets - June 30, 1998 and December 31,
1997                                                                4

Consolidated Statements of Operations - For the Six Months
Ended June 30, 1998 and 1997 and for the Three Months Ended
June 30, 1998 and 1997                                              5

Consolidated Statements of Changes in Partners' Equity - From
February 13, 1981 (inception of Partnership) to December 31,
1997 and For the Six Months Ended June 30, 1998                     6

Consolidated Statements of Cash Flows - For the Six Months
Ended June 30, 1998 and 1997                                        7

Notes to Consolidated Financial Statements                          8


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

(b)               RESULTS OF OPERATIONS

Rental income for the six months ended June 30, 1998 increased $135,000, or 38%, when compared to the corresponding period in the prior year. This increase was primarily the result of a lease buy-out negotiated in May 1998. The majority of the vacated space was re-leased in the second quarter. Rental income for the three months ended June 30, 1998 increased $108,000 principally due to the lease buy-out. The Property was 96% occupied at June 30, 1998.

Operating expenses for the six months ended June 30, 1998 decreased by $13,000, or 5%, when compared to the same period in the prior year, principally due to a decrease in maintenance and repair costs. Operating expenses for the three months ended June 30, 1998 decreased by $24,000, or 18%, primarily due to the accrual of auditing fees in the second quarter in the prior year. Similar costs were accrued in the first quarter in 1998.

Depreciation and amortization expenses for the six months ended June 30, 1998 decreased by $44,000, or 19%, primarily due to fully depreciated capitalized tenant improvements.


(c)         LIQUIDITY AND CAPITAL RESOURCES

The Partnership is in an illiquid position at June 30, 1998 with cash of $68,000 and current liabilities of $111,000. A source of cash is available through advances from the minority owner of the property, Sierra Mira Mesa Partners.

The Partnership's primary capital requirements will be for the construction of new tenant space. It is anticipated that these requirements will be funded from the operations of the Property.

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A Limited Partnership)

                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1998 and December 31, 1997

--------------------------------------------------------------------------------

                                                      June 30, 1998  December 31, 1997
                                                      -------------  -----------------
ASSETS

Cash and cash equivalents ........................     $   68,186     $   87,192
Receivables:
   Unbilled rent .................................         41,034         71,309
   Billed rent ...................................              0          1,653
Due from affiliates ..............................        130,416         26,916
Income-producing property - net of
  accumulated depreciation and valuation
  allowance of $3,091,948 and $2,956,254,
  respectively ...................................      2,893,397      2,980,756
Other assets .....................................        285,756        268,624
                                                       ----------     ----------

Total Assets .....................................     $3,418,789     $3,436,450
                                                       ==========     ==========

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities ....................     $  111,178     $  100,512
Note payable .....................................      1,742,355      1,763,420
                                                       ----------     ----------

Total Liabilities ................................      1,853,533      1,863,932
                                                       ----------     ----------

Minority interest in consolidated
   joint venture .................................         24,832         25,510
                                                       ----------     ----------

Partners' equity:
  General Partner ................................              0              0
  Limited Partners:
       30,000 units authorized,
       29,354 issued and
       outstanding ...............................      1,540,424      1,547,008
                                                       ----------     ----------

Total Partners' equity ...........................      1,540,424      1,547,008
                                                       ----------     ----------

Total Liabilities and Partners' equity ...........     $3,418,789     $3,436,450
                                                       ==========     ==========

                                   Unaudited
                             See Accompanying Notes

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A Limited Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Six Months Ended June 30, 1998 and 1997
              and for the Three Months Ended June 30, 1998 and 1997
--------------------------------------------------------------------------------

                                                                    Six Months Ended                    Three Months Ended
                                                                         June 30,                            June 30,
                                                             --------------------------------    ----------------------------------
                                                                  1998            1997               1998              1997
                                                             ---------------- ---------------    ---------------  -----------------
REVENUES:
  Rental income ........................................       $ 490,069        $ 354,983        $ 286,188        $ 177,758
                                                               ---------        ---------        ---------        ---------

          Total revenues ...............................         490,069          354,983          286,188          177,758
                                                               ---------        ---------        ---------        ---------

EXPENSES:
  Operating expenses ...................................         233,868          247,305          108,751          132,783
  Depreciation and amortization ........................         184,658          228,375           92,942          104,485
  Interest .............................................          78,804           80,625           39,283           40,204
                                                               ---------        ---------        ---------        ---------

          Total costs and expenses .....................         497,330          556,305          240,976          277,472
                                                               ---------        ---------        ---------        ---------


LOSS BEFORE MINORITY INTEREST'S
  SHARE OF CONSOLIDATED JOINT
  VENTURE LOSS (INCOME) ................................          (7,261)        (201,322)          45,212          (99,714)
                                                               ---------        ---------        ---------        ---------

MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE
  LOSS (INCOME) ........................................             677            9,986           (4,219)           4,946
                                                               ---------        ---------        ---------        ---------

NET (LOSS) INCOME ......................................       $  (6,584)       $(191,336)       $  40,993        $ (94,768)
                                                               =========        =========        =========        =========

Net loss (income) per limited partnership unit .........       $   (0.22)       $   (6.52)       $    1.40        $   (3.23)
                                                               =========        =========        =========        =========

                                   Unaudited
                             See Accompanying Notes

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A Limited Partnership)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
     From February 13, 1981 (Inception of Partnership) to December 31, 1997
                   and for the Six Months Ended June 30, 1998

--------------------------------------------------------------------------------

                                                          Limited Partners                                      Total
                                                    --------------------------------        General           Partners'
                                                      Per Unit          Total               Partner            Equity
                                                    ------------ -------------------    ---------------  ----------------
Proceeds from sale of
  partnership units .........................      $   500.00      $ 14,677,000                              $ 14,677,000
Underwriting commissions
  and other organization expenses ...........          (60.29)       (1,769,862)                               (1,769,862)
Cumulative net income (loss)
  (to December 31, 1997) ....................         (220.26)       (6,465,657)        $     14,600           (6,451,057)
Cumulative distributions
  (to December 31, 1997) ....................         (166.75)       (4,894,473)             (14,600)          (4,909,073)
                                                   ----------      ------------         ------------         ------------

Partners' equity - January 1, 1998 ..........           52.70         1,547,008                    0            1,547,008
Net loss ....................................           (0.22)           (6,584)                                   (6,584)
                                                   ----------      ------------         ------------         ------------

Partners' equity - June 30, 1998 ............      $    52.48      $  1,540,424         $          0         $  1,540,424
                                                   ==========      ============         ============         ============

                                   Unaudited
                             See Accompanying Notes

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A Limited Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1998 and 1997

--------------------------------------------------------------------------------

                                                               1998         1997
                                                           ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .............................................   $  (6,584)   $(191,336)
  Adjustments to reconcile net loss
  to cash provided by (used in) operating activities:
    Depreciation and amortization ......................     184,658      228,375
    Minority interest's share of consolidated
      joint venture loss ...............................        (677)      (9,986)
    Decrease in rent receivable ........................      31,928       15,705
    (Increase) decrease in other assets ................     (57,320)      15,364
    Increase (decrease) in accrued and other liabilities      10,666      (79,338)
                                                           ---------    ---------

    Net cash provided by (used in) operating activities      162,671      (21,216)
                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ....................     (57,112)     (45,772)
                                                           ---------    ---------

    Net cash used in investing activities ..............     (57,112)     (45,772)
                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on note payable .................     (21,065)     (19,259)
    Loan to affiliate ..................................    (103,500)           0
    Loan from affiliate ................................           0       87,800
                                                           ---------    ---------

    Net cash (used in) provided by financing activities     (124,565)      68,541
                                                           ---------    ---------

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS ................................     (19,006)       1,553

CASH AND CASH EQUIVALENTS
    Beginning of period ................................      87,192       55,629
                                                           ---------    ---------

CASH AND CASH EQUIVALENTS
    End of period ......................................   $  68,186    $  57,182
                                                           =========    =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest ............   $  78,962    $  80,769
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

2.    BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sierra Creekside Partners, a majority owned joint venture at June 30, 1998. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at June 30, 1998 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1997.

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


                                    UNAUDITED

Sierra Pacific Development Fund
Notes to Consolidated Financial Statements
Page two


Included in the financial statements for the six months ended June 30, 1998 and 1997 are affiliate transactions as follows:

                                                June 30
                                         -----------------------
                                            1998       1997
                                         -----------------------
            Management fees               $  23,959  $   14,926
            Administrative fees              16,240      18,206
            Leasing fees                     35,485       6,619
            Construction fees                   824       8,943


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



                          SIERRA PACIFIC DEVELOPMENT FUND
                          a Limited Partnership
                          S-P PROPERTIES, INC.
                          General Partner

Date:  AUGUST 10, 1998    /s/ THOMAS N. THURBER
                          --------------------------
                          Thomas N. Thurber
                          President and Director

Date:  AUGUST 10, 1998    /s/ G. ANTHONY EPPOLITO
                          --------------------------
                          G. Anthony Eppolito
                          Chief Accountant