Form 10-Q
period 1998-09-30
SIERRA PACIFIC DEVELOPMENT FUND
filed 1998-11-12
CIK 351698

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934


For Quarter ended                     September 30, 1998
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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                           PAGE
                                                                          NUMBER

Consolidated Balance Sheets - September 30, 1998 and December 31, 1997      4

Consolidated Statements of Operations - For the Nine Months Ended
September 30, 1998 and 1997 and for the Three Months Ended September
30, 1998 and 1997                                                           5

Consolidated Statements of Changes in Partners' Equity - From February
13, 1981 (inception of Partnership) to December 31, 1997 and For the
Nine Months Ended September 30, 1998                                        6

Consolidated Statements of Cash Flows - For the Nine Months Ended
September 30, 1998 and 1997                                                 7

Notes to Consolidated Financial Statements                                  8


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

(b)         RESULTS OF OPERATIONS

Rental income for the nine months ended September 30, 1998 increased by $148,000, or 27%, when compared to the corresponding period in the prior year. This increase was primarily the result of a lease buy-out negotiated in May 1998. The majority of the vacated space was re-leased in the second quarter at a higher rental rate. Rental income for the three months ended September 30, 1998 increased by $13,000, or 6%, principally due to the higher rental rates. The Property was 96% occupied at September 30, 1998.

Operating expenses for the nine months ended September 30, 1998 decreased by $20,000, or 5%, when compared to the same period in the prior year, principally due to a decrease in maintenance and repair costs. This decrease was partially offset by higher utility expenses incurred during the period. Operating expenses for the three months ended September 30, 1998 decreased by $6,000, or 5%, primarily due to the decrease in maintenance and repair costs.

Depreciation and amortization expenses for the nine months ended September 30, 1998 decreased by $37,000, or 12%, primarily due to fully depreciated tenant improvements. Depreciation and amortization expenses for the three months ended September 30, 1998 increased by $7,000, or 8%, principally due to amortization expenses associated with additional leasing costs.


(c)         LIQUIDITY AND CAPITAL RESOURCES

The Partnership is in an illiquid position at September 30, 1998 with cash of $71,000 and current liabilities of $100,000. A source of cash is available through advances from the minority owner of the property, Sierra Mira Mesa Partners.

The Partnership's primary capital requirements will be for the construction of new tenant space. It is anticipated that these requirements will be funded from the operations of the Property.

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A Limited Partnership)

                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1998 and December 31, 1997

--------------------------------------------------------------------------------

                                                      September 30, December 31,
                                                          1998          1997
                                                       ----------   ------------
ASSETS

Cash and cash equivalents ........................     $   71,249     $   87,192
Receivables:
  Unbilled rent ..................................         45,566         71,309
  Billed rent ....................................              0          1,653
Due from affiliates ..............................        122,416         26,916
Income-producing property -net of
  accumulated depreciation and valuation
  allowance of $3,163,004 and $2,956,254
  respectively ...................................      2,841,374      2,980,756
Other assets .....................................        273,519        268,624
                                                       ----------     ----------

Total Assets .....................................     $3,354,124     $3,436,450
                                                       ==========     ==========

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities ....................     $  100,422     $  100,512
Note payable .....................................      1,731,463      1,763,420
                                                       ----------     ----------

Total Liabilities ................................      1,831,885      1,863,932
                                                       ----------     ----------

Minority interest in consolidated
   joint venture .................................         20,819         25,510
                                                       ----------     ----------

Partners' equity:
  General Partner ................................              0              0
  Limited Partners:
       30,000 units authorized,
       29,354 issued and
       outstanding ...............................      1,501,420      1,547,008
                                                       ----------     ----------

Total Partners' equity ...........................      1,501,420      1,547,008
                                                       ----------     ----------

Total Liabilities and Partners' equity ...........     $3,354,124     $3,436,450
                                                       ==========     ==========

                                   Unaudited
                             See Accompanying Notes

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A Limited Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Nine Months Ended September 30, 1998 and 1997
           and for the Three Months Ended September 30, 1998 and 1997

------------------------------------------------------------------------------------------------------------------------------------

                                                                     Nine Months Ended                      Three Months Ended
                                                                        September 30,                         September 30,
                                                                 ----------------------------          ----------------------------
                                                                    1998               1997               1998              1997
                                                                 ---------          ---------          ---------          ---------
REVENUES:
  Rental income ........................................         $ 706,189          $ 557,954          $ 216,120          $ 202,971
                                                                 ---------          ---------          ---------          ---------

          Total revenues ...............................           706,189            557,954            216,120            202,971
                                                                 ---------          ---------          ---------          ---------

EXPENSES:
  Operating expenses ...................................           357,587            377,391            123,719            130,086
  Depreciation and amortization ........................           281,037            317,878             96,379             89,503
  Interest .............................................           117,844            120,606             39,040             39,981
                                                                 ---------          ---------          ---------          ---------

          Total costs and expenses .....................           756,468            815,875            259,138            259,570
                                                                 ---------          ---------          ---------          ---------


LOSS BEFORE MINORITY INTEREST'S
  SHARE OF CONSOLIDATED JOINT
  VENTURE LOSS .........................................           (50,279)          (257,921)           (43,018)           (56,599)
                                                                 ---------          ---------          ---------          ---------

MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS ......................             4,691             12,793              4,014              2,807
                                                                 ---------          ---------          ---------          ---------

NET LOSS ...............................................         $ (45,588)         $(245,128)         $ (39,004)         $ (53,792)
                                                                 =========          =========          =========          =========

Net loss per limited partnership unit ..................         $   (1.55)         $   (8.35)         $   (1.33)         $   (1.83)
                                                                 =========          =========          =========          =========

                                   Unaudited
                             See Accompanying Notes

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A Limited Partnership)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
     From February 13, 1981 (Inception of Partnership) to December 31, 1997
                and for the Nine Months Ended September 30, 1998

--------------------------------------------------------------------------------



                                                Limited Partners                           Total
                                        ----------------------------       General        Partners'
                                            Per Unit         Total         Partner         Equity
                                        ------------    ------------    ------------    ------------
Proceeds from sale of
  partnership units .................   $     500.00    $ 14,677,000                    $ 14,677,000
Underwriting commissions
  and other organization expenses ...         (60.29)     (1,769,862)                     (1,769,862)
Cumulative net income (loss)
  (to December 31, 1997) ............        (220.26)     (6,465,657)   $     14,600      (6,451,057)
Cumulative distributions
  (to December 31, 1997) ............        (166.75)     (4,894,473)        (14,600)     (4,909,073)
                                        ------------    ------------    ------------    ------------

Partners' equity - January 1, 1998 ..          52.70       1,547,008               0       1,547,008
Net loss ............................          (1.55)        (45,588)                        (45,588)
                                        ------------    ------------    ------------    ------------

Partners' equity - September 30, 1998   $      51.15    $  1,501,420    $          0    $  1,501,420
                                        ============    ============    ============    ============

                                   Unaudited
                             See Accompanying Notes

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1998 and 1997

-------------------------------------------------------------------------------

                                                              1998        1997
                                                          ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ............................................   $ (45,588)  $(245,128)
  Adjustments to reconcile net loss
  to cash provided by operating activities:
    Depreciation and amortization .....................     281,037     317,878
    Minority interest's share of consolidated
      joint venture loss ..............................      (4,691)    (12,793)
    Decrease (increase) in rent receivable ............      27,396      (6,038)
    Increase in other assets ..........................     (68,083)    (20,766)
    Decrease in accrued and other liabilities .........         (90)    (10,570)
                                                          ---------   ---------

    Net cash provided by operating activities .........     189,981      22,583
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ...................     (78,467)    (77,930)
                                                          ---------   ---------

    Net cash used in investing activities .............     (78,467)    (77,930)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on note payable ................     (31,957)    (29,217)
    Loan to affiliate .................................     (95,500)          0
    Loan from affiliate ...............................           0      83,500
                                                          ---------   ---------

    Net cash (used in) provided by financing activities    (127,457)     54,283
                                                          ---------   ---------

NET DECREASE IN CASH
   AND CASH EQUIVALENTS ...............................     (15,943)     (1,064)

CASH AND CASH EQUIVALENTS
    Beginning of period ...............................      87,192      55,629
                                                          ---------   ---------

CASH AND CASH EQUIVALENTS
    End of period .....................................   $  71,249   $  54,565
                                                          =========   =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest ...........   $ 118,084   $ 120,825
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

2.    BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sierra Creekside Partners, a majority owned joint venture at September 30, 1998. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at September 30, 1998 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1997.

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



                                    UNAUDITED

Sierra Pacific Development Fund
Notes to Consolidated Financial Statements
Page two

Included in the financial statements for the nine months ended September 30, 1998 and 1997 are affiliate transactions as follows:

                                              September 30
                                         -----------------------
                                            1998       1997
                                         -----------------------
            Management fees               $  32,620    $ 22,208
            Administrative fees              27,189      26,305
            Leasing fees                     35,485      17,015
            Construction fees                 6,209       8,943


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



                           SIERRA PACIFIC DEVELOPMENT FUND
                           a Limited Partnership
                           S-P PROPERTIES, INC.
                           General Partner

Date:  NOVEMBER 10, 1998  /s/ THOMAS N. THURBER
                          Thomas N. Thurber
                          President and Director

Date:  NOVEMBER 10, 1998  /s/ G. ANTHONY EPPOLITO
                          G. Anthony Eppolito
                          Chief Accountant