Form 10-K
period 1998-12-31
SIERRA PACIFIC DEVELOPMENT FUND
filed 1999-03-30
CIK 351698

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    Form 10-K
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998     Commission file number : 0-11068

                         SIERRA PACIFIC DEVELOPMENT FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

        State of California                        95-3643693
-------------------------------------  -----------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification
   incorporation or organization)                   Number)


     5850 San Felipe, Suite 450
           Houston, Texas                            77057
-------------------------------------  -----------------------------------
  (Address of principal executive
              offices)                             (Zip Code)



Registrant's telephone number,
including area code:                          (713) 706-6271
                              -----------------------------------------------

                           5850 San Felipe, Suite 500
                              Houston, Texas 77057
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

                       DOCUMENTS INCORPORATED BY REFERENCE

    Annual Report to Limited Partners for the Year Ended December 31, 1998 is
                 incorporated by reference into Parts II and III

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

In February 1994, the Partnership created a California general partnership (Sierra Creekside Partners) with Sierra Mira Mesa Partners ("SMMP") to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Creekside property. The Partnership contributed the Property (at an agreed value of $2,825,000) and SMMP contributed cash ($290,859, net, through December 31, 1997) in exchange for a 9.33% interest in Sierra Creekside Partners. SMMP made additional contributions of $85,300, and received distributions of $178,000 from Sierra Creekside Partners during 1998. The percentage interests of the Partnership and Sierra Mira Mesa Partners are to be adjusted every January 1st during the term of Sierra Creekside Partners, beginning January 1, 1995. Accordingly, as of January 1, 1999, the Partnership's interest in Sierra Creekside Partners will be increased to 93.45%, and SMMP's interest will be decreased to 6.55%.

In June 1995, Sierra Creekside Partners placed a loan on the Property in the amount of $1,850,000 in order to establish operating reserves, fund tenant improvements and leasing commissions, and make structural changes to the Property mandated by the Americans with Disabilities Act ("ADA").

(b.) NARRATIVE DESCRIPTION OF BUSINESS. The Partnership owns and operates Sierra Creekside, an office building in San Ramon, California. Success of the office building is dependent upon the timely payment of rent by three tenants who accounted for approximately 44% of the rental income of the Partnership for the year ended December 31, 1998.

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

Operations of the Partnership through 1998 have been consistent with the intent of the original prospectus in that the Partnership has invested in real estate projects that had the potential for capital gains, preservation of capital and providing distributable cash flow partially sheltered from Federal Income Tax. However, the Partnership and its real estate have been adversely affected by the Tax Reform Act of 1986, aggressive lending by banks that resulted in commercial real estate overbuilding, and subsequent severe recessions. The original intention to begin liquidation of properties after the fifth year of operations was delayed indefinitely. As of December 31, 1998, the Partnership had paid cash distributions of $166.75 for each $500 unit investment and remaining partners' equity is $49.91 per unit. Thus, if the Partnership were to be liquidated at the end of 1998 at book value, each $500 investment would have returned a total of $216.66.

The General Partner's goal is to continue operating the Property until such time as rental rates return to the level necessary to support new office building development. At that time, the Property may be sold at a price substantially greater than current book value.

ITEM 2. PROPERTIES

During 1998, the Partnership owned (fee simple) a 90.67% interest in Sierra Creekside, a commercial office building located in San Ramon, California. (See
Item 1. Business for discussion of changes in ownership percentages). The building consists of 47,800 rentable square feet and is 96% occupied at December 31, 1998. The average effective annual rent per square foot at December 31, 1998 is $18.57.

The Property is encumbered by a mortgage lien in favor of Home Federal Savings of San Francisco with a principal balance of $1,720,324 at December 31, 1998. The mortgage bears interest at 3.5% above the 11th District Cost of Funds Index with a minimum of 9% and a maximum of 14% (9% at December 31, 1998). The loan term is 120 months with a maturity date of July 1, 2005. Payments are amortized over a 240 month period with a remaining principal balance of $1,316,055 due at maturity assuming no payment has been made on principal in advance of its due date. This note is subject to prepayment penalties of 1% to 3% if more than 20% of the outstanding balance is prepaid during the first four calendar years of the loan.

SUMMARY OF SIGNIFICANT TENANTS/LEASES

Four of the Property's 17 tenants occupy ten percent or more of rentable space. The principal businesses of these significant tenants are banking, construction services, insurance and billing/collections services. Details of the leases follow:

                                                   PERCENT OF        EFFECTIVE          EFFECTIVE        PERCENT
                                     SQUARE         RENTABLE          RENT PER            RENT           OF GROSS
                                     FEET            SQUARE            SQUARE             PER             ANNUAL        EXPIRATION
     TENANTS                       OCCUPIED           FEET              FOOT              ANNUM            RENT          OF LEASE
------------------------        --------------    --------------    --------------   --------------    -----------    --------------
American Savings Bank.........           7,189                15%   $        19.39   $      139,401             16%        June 2002
Perfect Service Builders .....           4,831                10%            22.80          110,147             13%        June 2004
State Farm Mutual ............           5,071                11%            14.98           75,964              9%   September 2000
Pen-Cal Administrators .......           7,331                15%            16.69          122,355             14%     January 2000
Tenants Occupying <10% sq ft .          21,457                45%            18.83          404,011             48%          Various
                                --------------    --------------    --------------   --------------    -----------    --------------
Total Rented Space ...........          45,879                96%   $        18.57   $      851,878            100%
Vacancies ....................           1,921                 4%
                                --------------    --------------
Total Rentable Space .........          47,800               100%

SUMMARY OF LEASES BY EXPIRATION

One of the 17 tenants is on a month to month lease; the other sixteen are on leases scheduled to expire over the next six years as indicated in the table below.

Year of expiration             1999       2000        2001        2002        2003         2004       Totals
                            --------    --------    --------    --------    --------    --------    --------
Number of tenants .......          2           5           4           2           2           1          16
Percent of total tenants          12%         29%         23%         12%         12%          6%         94%
Total area (square feet)       2,364      16,641       8,356       7,738       3,957       4,831      43,887
Annual rent .............   $ 41,776    $280,939    $162,140    $150,535    $ 81,559    $110,147    $827,096
Percent gross annual rent          5%         33%         19%         18%         10%         13%         98%

DEPRECIABLE PROPERTY    Reference is made to Schedule III of the Form 10-K.


REAL ESTATE TAXES       The real estate tax obligation for 1998 is
                        approximately 1.2% of the assessed value or $73,633.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERS' EQUITY AND RELATED MATTERS

As of December 31, 1998, the number of security holders is as follows:


                                                     NUMBER         NUMBER OF
                                                    OF UNITS     RECORD HOLDERS
                                                    --------     ---------------
              Limited Partners ................       29,354               1,850
                                                    ========     ===============

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

Overview:

The following discussion should be read in conjunction with the Selected Financial Data and the Partnership's Consolidated Financial Statements and Notes thereto incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit. As of December 31, 1998, the Partnership owns a 90.67% interest in the Sierra Creekside Partners, which operates one property, Sierra Creekside (the "Property").

Results of Operations:

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997.

Rental income increased by $162,000, or 21%, when compared to the prior year. This increase was primarily attributable to a lease buy-out negotiated in May 1998. The majority of the vacated space was re-leased at a higher rental rate. The weighted-average effective annual rent per square foot, on an accrual basis, increased from $16.16 at December 31, 1997 to $18.57 at December 31, 1998. This increase was partially offset by a decrease in occupancy from 100% at December 31, 1997 to 96% at December 31, 1998.

Operating expenses decreased by $46,000, or 5%, principally due to a decrease in depreciation and amortization expenses resulting from certain capitalized tenant improvements and lease costs becoming fully depreciated during 1998. Further, lower maintenance and repair costs were incurred in 1998 when compared to the prior year. The increase was partially offset due to higher management fees resulting from the increased rental income of the property and due to higher property tax expense recorded in 1998.

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

Liquidity and Capital Resources:

A loan in the amount of $1,850,000 was funded in June 1995. This loan is secured by a trust deed on the Property. The proceeds of this loan were used to pay delinquent property taxes, commissions, and other accrued liabilities. The remainder was used to fund capital improvements and tenant build-outs. A secondary source of cash is available through advances from the minority owner of the Property, Sierra Mira Mesa Partners ("SMMP").

During 1998, the Partnership generated cash flows from operations of $210,000 and paid $173,000 for property additions and lease commissions. SMMP contributed a total of $85,300 to the Partnership and received distributions of $178,000 from the Partnership in 1998.

The Partnership is in a liquid position at December 31, 1998 with cash and billed rents of $92,000 and current liabilities of $39,000.

The Partnership's primary capital requirements will be for construction of new tenant space. It is anticipated that these requirments will be funded from the operations of the Property and contributions from SMMP.

Inflation:

The Partnership's long-term leases contain provisions designed to mitigate the adverse impact of inflation on its results from operations. Such provisions may include escalation clauses related to Consumer Price Index increases.

YEAR 2000 COMPLIANCE

The Year 2000 Compliance issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with Year 2000 requirements.

The Partnership employs a property management company to manage, operate and lease the property. The management company believes it will be ready for the Year 2000 date change by the end of 1999. The impact of Year 2000 non-compliance by other third parties cannot accurately be gauged.

The total cost to the Partnership of activities associated with Year 2000 Compliance is not anticipated to be material to its financial position or results of operations in any given year. In January 1999, the Partnership began utilizing a new software program to maintain books and records. The new software program is Year 2000 compliant.

The total amount of potential risk that would be reasonably likely to result from Year 2000 failures cannot presently be estimated. In the event the Partnership does not properly identify Year 2000 issues in a timely manner, there can be no assurance that Year 2000 issues will not materially affect the Partnership's results.

The Partnership's contingency plan should systems fail due to the Year 2000 date change is to temporarily convert to a manual system. The Partnership believes it could temporarily operate on a manual system without adversely impacting operations.

The preceding Year 2000 discussion contains various forward-looking statements which represent the Partnership's beliefs or expectations regarding future events. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from projected results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and independent auditors' report are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

   1. Independent Auditors' Report

   2. Consolidated Balance Sheets - December 31, 1998 and 1997

   3. Consolidated Statements of Operations - for the years ended December 31, 1998, 1997 and 1996

   4. Consolidated Statements of Changes in Partners' Equity - for the years ended December 31, 1998, 1997 and 1996

   5. Consolidated Statements of Cash Flows - for the years ended December 31, 1998, 1997 and 1996

   6. Notes to Consolidated Financial Statements


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The Registrant is a California Limited Partnership and has no officers or directors.

S-P Properties, Inc., a California corporation, is the General Partner of the Registrant. In December 1994, Finance Factors, Inc., a subsidiary of CGS Real Estate Company, Inc., purchased the common stock of TCP, Inc. TCP, Inc. owns all of the common stock of S-P Properties, Inc. In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc., a subsidiary of CGS Real Estate Company, Inc. CGS Real Estate Company, Inc. and its affiliates are engaged in real estate management, leasing, ownership, and sales. The companies own or manage more than ten million square feet of commercial real estate in Texas, Arizona, Colorado, Missouri, California and the Carolinas.

The executive officers and directors of S-P Properties, Inc. are:

                                                               APPROXIMATE
NAME                    POSITION                AGE          TIME IN OFFICE
----------------------------------------------------------------------------
Thomas N. Thurber       President and Director   48               4 years

Dawson L. Davenport     Vice President           43               4 years

Steven M. Speier        Secretary/Treasurer and  48               4 years
                        Director

William J. Carden       Assistant Secretary/     54               4 years
                        Treasurer and Director

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership may pay a management fee of 6% of the gross rental income collected from the Property to American Spectrum Real Estate Services, Inc.
(ASRE), formerly Banc Commercial California. These fees for the year ended December 31, 1998 were $41,516. Bancor Real Estate Company, Inc. (Bancor) provides services to the Partnership such as accounting, legal, data processing and similar services and is entitled to reimbursement for expenses incurred to provide such services. Amounts so reimbursed totaled $38,922 during the year ended December 31, 1998. The Partnership also reimburses ASRE and Bancor for construction supervision costs. The Partnership paid $6,209 to ASRE and Bancor for tenant improvement supervisory costs in 1998. In consideration for services rendered with respect to initial leasing of Partnership properties, ASRE and Bancor are paid initial leasing costs. For the year ended December 31, 1998, a total of $42,738 was paid for initial leasing costs. Bancor and ASRE are both wholly owned subsidiaries of CGS Real Estate Company, Inc. William J. Carden, an officer and director of S-P Properties, Inc., the General Partner of the Partnership, owns 50% of CGS Real Estate Company, Inc.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.   EXHIBITS

  1. Annual Report to the Limited Partners

  2. Exhibit Number 27 - Selected Financial Data


B.   FINANCIAL STATEMENT SCHEDULES

   The following financial statement schedules and the report of the independent auditors thereon are included herein:

  1. Schedule II - Valuation and Qualifying Accounts and Reserves - for the years ended December 31, 1998, 1997 and 1996

  2. Schedule III - Real Estate and Accumulated Depreciation - December 31, 1998


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


                                    SIERRA PACIFIC DEVELOPMENT FUND
                                    a California Limited Partnership

                                    S-P PROPERTIES, INC.

                                    General Partner


Date:
       March 19, 1999                /S/THOMAS N. THURBER
       ----------------------------  --------------------------------------
                                     Thomas N. Thurber
                                     President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date:  March 19, 1999                /S/THOMAS N. THURBER
       ----------------------------  --------------------------------------
                                     Thomas N. Thurber
                                     President  and Director
                                     S-P Properties, Inc.

Date:  March 19, 1999                /S/WILLIAM J. CARDEN
       ----------------------------  --------------------------------------
                                     William J. Carden
                                     Assistant Secretary/Treasurer and Director
                                     S-P Properties, Inc.


Date:  March 19, 1999                /S/G. ANTHONY EPPOLITO
       ----------------------------  --------------------------------------
                                     G. Anthony Eppolito
                                     Chief Accountant
                                     S-P Properties, Inc.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

To the Partners of
Sierra Pacific Development Fund


We have audited the consolidated financial statements of Sierra Pacific Development Fund, a California limited partnership, (the "Partnership") as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998 and have issued our report thereon dated February 26, 1999. Such consolidated financial statements and report are included in your 1998 Annual Report to the Limited Partners and are incorporated herein by reference. Our audits also included the financial statement schedules of Sierra Pacific Development Fund, listed in Item 14. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 1999

                             SCHEDULE II - FORM 10-K
                         SIERRA PACIFIC DEVELOPMENT FUND
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              For the Years Ended December 31, 1998, 1997 and 1996

                                                                      INCOME -
                                                                      PRODUCING
                                                                      PROPERTIES
                                                                      ----------

Allowance for loss - January 1, 1996 .......................          $1,000,000

  Provision charged to costs
     and expenses (1) ......................................                   0
                                                                      ----------
Allowance for loss - December 31, 1996 .....................           1,000,000

  Provision charged to costs
     and expenses (1) ......................................                   0
                                                                      ----------
Allowance for Loss - December 31, 1997 .....................           1,000,000

   Provision charged to costs
      and expenses (1) .....................................                   0
                                                                      ----------
Allowance for loss - December 31, 1998 .....................          $1,000,000
                                                                      ==========

(1) See Notes 1 and 4 to the consolidated financial statements incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

                            SCHEDULE III - FORM 10-K

                         SIERRA PACIFIC DEVELOPMENT FUND
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998

                                            INITIAL COST                                 GROSS AMOUNT AT
                                         TO PARTNERSHIP (1)    IMPROVEMENTS      WHICH CARRIED AT CLOSE OF PERIOD
                                      ----------------------   CAPITALIZED    -------------------------------------
                          ENCUMB-                   IMPROVE-   AFTER ACQUIS-                IMPROVE-      TOTAL
DESCRIPTION               RANCES         LAND       MENTS        ITION (2)       LAND        MENTS     (3)(4)(5)(6)
---------------------   -----------   -----------   --------   -------------  ----------   ----------  ------------
OFFICE BUILDING-
  INCOME -PRODUCING:

Sierra Creekside (4)
San Ramon, California   $ 1,720,324   $ 1,555,033              $   6,042,859  $1,555,033   $4,358,584  $  5,913,617
                          ACCUM.         DATE        DATE      DEPREC.
DESCRIPTION             DEPREC.(6)   CONSTRUCTED   ACQUIRED     LIFE
---------------------   -----------  -----------   --------   --------
OFFICE BUILDING-
  INCOME -PRODUCING:

Sierra Creekside (4)
San Ramon, California   $ 2,140,905        10/84      03/83   1-30 yrs.

(1)   The initial cost represents the original purchase price of the property.

(2)   The Partnership has capitalized property development costs.

(3)   Also represents cost for Federal Income Tax purposes.

(4) On February 1, 1994, the property was transferred to a joint venture, Sierra Creekside Partners. The Partnership has an equity interest of 90.67% and Sierra Mira Mesa Partners, an affiliate, has a 9.33% equity interest at December 31, 1998.

(5) A valuation allowance of $1,000,000 was established as the appraised value of the property declined below book value. See Notes 1 and 4 to the consolidated financial statements incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

(6) Reconciliation of total real estate carrying value and accumulated depreciation for the three years ended December 31, 1998 is as follows:

                                              TOTAL REAL ESTATE    ACCUMULATED
                                               CARRYING VALUE     DEPRECIATION
                                               --------------    --------------
Balance - January 1, 1996 ..................   $    7,159,858    $    2,737,823
   Additions during the year ...............          204,875           403,582
   Deductions:
     Write off fully depreciated assets ....          (60,760)          (60,760)
                                               --------------    --------------
Balance - December 31, 1996 ................        7,303,973         3,080,645
   Additions during the year ...............           91,878           334,450
   Deductions:
     Write off fully depreciated assets ....       (1,458,841)       (1,458,841)
                                               --------------    --------------
Balance - December 31, 1997 ................        5,937,010         1,956,254
   Additions during the year ...............           78,467           286,511
   Deductions:
     Write off fully depreciated assets ....         (101,860)         (101,860)
                                               --------------    --------------
Balance - December 31, 1998 ................   $    5,913,617    $    2,140,905
                                               ==============    ==============

                         SIERRA PACIFIC DEVELOPMENT FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                             SELECTED FINANCIAL DATA
        FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, 1996, 1995, AND 1994

The following table sets forth certain selected historical financial data of the Partnership. The selected operating and financial position data as of and for each of the five years ended December 31, 1998 have been derived from the audited consolidated financial statements of the Partnership. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto which are incorporated by reference to the Annual Report to Limited Partners attached as an Exhibit.

                                                        1998             1997             1996             1995             1994
                                                    -----------      -----------      -----------      -----------      -----------
REVENUES ......................................     $   919,614      $   757,755      $   755,644      $   592,529      $   449,965

OPERATING EXPENSES:
  Total .......................................         853,225          899,704          964,074          932,506          823,239
  Per dollar of revenues ......................            0.93             1.19             1.28             1.57             1.83
INTEREST EXPENSE:
  Total .......................................         156,636          160,359          163,762           69,614            1,375
  Per dollar of revenues ......................            0.17             0.21             0.22             0.12             0.00
NET LOSS:
  Total .......................................         (81,827)        (287,313)        (301,960)        (312,723)        (291,395)
  General Partner .............................               0                0                0                0                0
  Limited Partners ............................         (81,827)        (287,313)        (301,960)        (312,723)        (291,395)
  Per unit (1) ................................           (2.79)           (9.79)          (10.29)          (10.65)           (9.93)
CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES ........................         210,479           19,341           45,678         (587,447)          25,782
CASH USED IN
  INVESTING ACTIVITIES ........................         (78,467)         (91,878)        (204,875)        (284,946)        (218,325)
CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES ........................        (135,796)         104,100         (572,443)       1,620,705          231,500
TOTAL ASSETS ..................................       3,267,524        3,436,450        3,709,875        4,554,858        3,617,493
PARTNERS' EQUITY:
  Total .......................................       1,465,181        1,547,008        1,834,321        2,136,281        2,449,004
  General Partner .............................               0                0                0                0                0
  Limited Partners ............................       1,465,181        1,547,008        1,834,321        2,136,281        2,449,004
LIMITED PARTNERS' EQUITY - PER UNIT (1) .......           49.91            52.70            62.49            72.78            83.43
INCOME-PRODUCING PROPERTIES:
  Number ......................................               1                1                1                1                1
  Cost ........................................       5,913,617        5,937,010        7,303,973        7,159,858        6,937,726
  Less: Accumulated depreciation ..............      (2,140,905)      (1,956,254)      (3,080,645)      (2,737,823)      (2,435,363)
        Valuation allowance ...................      (1,000,000)      (1,000,000)      (1,000,000)      (1,000,000)      (1,000,000)
  Net book value ..............................       2,772,712        2,980,756        3,223,328        3,422,035        3,502,363
NOTE PAYABLE - related to income-
  producing property ..........................       1,720,324        1,763,420        1,802,820        1,838,747              N/A
MINORITY INTEREST IN CONSOLIDATED
  JOINT VENTURE ...............................         (75,610)          25,510         (102,995)         476,836          791,746
DISTRIBUTIONS PER UNIT (1): ...................               0                0                0                0                0

N/A = Not applicable nor available

(1) The net loss, limited partners' equity and distributions per unit are based upon the limited partnership units outstanding at the end of the year, 29,354 in all years. The cumulative cash distributions per limited partnership unit from inception to December 31, 1998 equal $166.75

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sierra Pacific Development Fund

We have audited the accompanying consolidated balance sheets of Sierra Pacific Development Fund, a California limited partnership, (the "Partnership") as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Pacific Development Fund as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 1999

                         SIERRA PACIFIC DEVELOPMENT FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                                                             DECEMBER 31, 1998     DECEMBER 31, 1997
                                                                                             -----------------     -----------------
ASSETS

Cash and cash equivalents ..............................................................     $          83,408     $          87,192
Rent receivables:
   Unbilled rent (Notes 1 and 4) .......................................................                47,993                71,309
   Billed rent (Note 1) ................................................................                 8,297                 1,653
Due from affiliates (Note 3) ...........................................................                26,916                26,916
Income-producing property - net of
  accumulated depreciation and
  valuation allowance of $3,140,905
  in 1998 and $2,956,254 in 1997 (Note 4) ..............................................             2,772,712             2,980,756
Other assets (Notes 1, 2 and 3) ........................................................               252,588               268,624
Excess distributions to minority Partner (Note 4) ......................................                75,610                     0
                                                                                             -----------------     -----------------

Total Assets ...........................................................................     $       3,267,524     $       3,436,450
                                                                                             =================     =================

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities (Note 2) .................................................     $          82,019     $         100,512
Note payable (Note 5) ..................................................................             1,720,324             1,763,420
                                                                                             -----------------     -----------------

Total Liabilities ......................................................................             1,802,343             1,863,932
                                                                                             -----------------     -----------------

Minority interest in consolidated
   joint venture (Note 4) ..............................................................                     0                25,510
                                                                                             -----------------     -----------------

Partners' equity (Notes 1 and 6):
  General Partner ......................................................................                     0                     0
  Limited Partners:
       30,000 units authorized,
       29,354 issued and
       outstanding .....................................................................             1,465,181             1,547,008
                                                                                             -----------------     -----------------

Total Partners' equity .................................................................             1,465,181             1,547,008
                                                                                             -----------------     -----------------

Total Liabilities and Partners' equity .................................................     $       3,267,524     $       3,436,450
                                                                                             =================     =================

                             SEE ACCOMPANYING NOTES

                         SIERRA PACIFIC DEVELOPMENT FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                1998                  1997                  1996
                                                                            -----------           -----------           -----------
REVENUES:
  Rental income (Note 1) .........................................          $   919,602           $   757,716           $   747,865
  Interest income ................................................                   12                    39                 7,779
                                                                            -----------           -----------           -----------

       Total revenues ............................................              919,614               757,755               755,644
                                                                            -----------           -----------           -----------
EXPENSES:
Operating expenses:
    Depreciation and amortization ................................              370,805               409,297               468,130
    Maintenance and repairs ......................................              109,938               140,098               112,480
    Utilities ....................................................              112,428               105,780               131,283
    Property taxes and insurance .................................               91,815                78,394                76,667
    Legal and accounting .........................................               36,215                37,083                43,160
    Administrative fees (Note 3) .................................               29,717                30,750                33,714
    General and administrative ...................................               37,185                38,720                40,908
    Management fees (Note 3) .....................................               41,516                33,559                29,075
    Salaries and payroll taxes ...................................               14,400                14,400                14,400
    Renting expenses .............................................                    0                 2,861                 2,174
    Other operating expenses .....................................                9,206                 8,762                12,083
                                                                            -----------           -----------           -----------
       Total operating expenses ..................................              853,225               899,704               964,074

Interest .........................................................              156,636               160,359               163,762
                                                                            -----------           -----------           -----------
       Total expenses ............................................            1,009,861             1,060,063             1,127,836
                                                                            -----------           -----------           -----------
LOSS BEFORE MINORITY INTEREST'S SHARE
  OF CONSOLIDATED JOINT VENTURE LOSS .............................              (90,247)             (302,308)             (372,192)
                                                                            -----------           -----------           -----------
MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS ................................                8,420                14,995                70,232
                                                                            -----------           -----------           -----------
NET LOSS .........................................................          $   (81,827)          $  (287,313)          $  (301,960)
                                                                            ===========           ===========           ===========
Net loss per limited partnership unit (Note 1) ...................          $     (2.79)          $     (9.79)          $    (10.29)
                                                                            ===========           ===========           ===========

                             SEE ACCOMPANYING NOTES

                         SIERRA PACIFIC DEVELOPMENT FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                LIMITED PARTNERS                         TOTAL
                                                                            ------------------------       GENERAL      PARTNERS'
                                                                            PER UNIT        TOTAL          PARTNER       EQUITY
                                                                            --------     -----------     -----------   -----------
Partners' equity - January 1, 1996 .....................................    $  72.78     $ 2,136,281     $         0   $ 2,136,281
Net loss ...............................................................      (10.29)       (301,960)                     (301,960)
                                                                            --------     -----------     -----------   -----------
Partners' equity - December 31, 1996 ...................................       62.49       1,834,321               0     1,834,321
Net loss ...............................................................       (9.79)       (287,313)                     (287,313)
                                                                            --------     -----------     -----------   -----------
Partners' equity - December 31, 1997 ...................................       52.70       1,547,008               0     1,547,008
Net loss ...............................................................       (2.79)        (81,827)                      (81,827)
                                                                            --------     -----------     -----------   -----------
Partners' equity - December 31, 1998 ...................................    $  49.91     $ 1,465,181     $         0   $ 1,465,181
                                                                            ========     ===========     ===========   ===========

                             SEE ACCOMPANYING NOTES

                         SIERRA PACIFIC DEVELOPMENT FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                       1998               1997               1996
                                                                                    ---------          ---------          ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ................................................................         $ (81,827)         $(287,313)         $(301,960)
  Adjustments to reconcile net loss
  to net cash provided by operating activities:
    Depreciation and amortization .........................................           370,805            409,297            468,130
    Minority interest's share of consolidated
      joint venture loss ..................................................            (8,420)           (14,995)           (70,232)
    Decrease (increase) in rent receivable ................................            16,672             31,202            (30,238)
    Increase in other assets ..............................................           (68,258)           (43,633)           (92,757)
    (Decrease) increase in accrued and other liabilities ..................           (18,493)           (75,217)            72,735
                                                                                    ---------          ---------          ---------
    Net cash provided by operating activities .............................           210,479             19,341             45,678
                                                                                    ---------          ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property additions .........................................           (78,467)           (91,878)          (204,875)
                                                                                    ---------          ---------          ---------
  Net cash used in investing activities ...................................           (78,467)           (91,878)          (204,875)
                                                                                    ---------          ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Contributions from minority investor ...................................            85,300            168,500             31,400
   Distributions to minority investor .....................................          (178,000)           (25,000)          (541,000)
   Principal payments on note payable .....................................           (43,096)           (39,400)           (35,927)
   Payments to affiliates .................................................                 0                  0            (26,916)
                                                                                    ---------          ---------          ---------
  Net cash (used in) provided by financing activities .....................          (135,796)           104,100           (572,443)
                                                                                    ---------          ---------          ---------
NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS ...................................................            (3,784)            31,563           (731,640)

CASH AND CASH EQUIVALENTS - Beginning of year .............................            87,192             55,629            787,269
                                                                                    ---------          ---------          ---------
CASH AND CASH EQUIVALENTS - End of year ...................................         $  83,408          $  87,192          $  55,629
                                                                                    =========          =========          =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the year for interest ..................................         $ 156,959          $ 160,655          $ 164,031
                                                                                    =========          =========          =========

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

In February 1994, the Partnership created a California general partnership (Sierra Creekside Partners) with Sierra Mira Mesa Partners ("SMMP") to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Creekside property. The Partnership contributed the Property and SMMP contributed cash to this newly formed California general partnership. At December 31, 1998, the Partnership's remaining real estate asset is a 90.67% interest in Sierra Creekside Partners.

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

Sierra Pacific Development Fund
Notes to Consolidated Financial Statements
Page two

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of the Partnership at December 31, 1998 and 1997 consist of cash and cash equivalents, receivables, due from affiliates, accounts payable and note payable. The fair value of cash and cash equivalents, receivables, and accounts payable approximates the carrying value due to the short term nature of these items. In the opinion of management, the fair value of the note payable approximates the carrying value based on market rates at December 31, 1998. The amounts due from affiliates are not fair valued due to the related party nature of this receivable.

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

Expenditures for repairs and maintenance are charged against income as incurred. Improvements and major renewals are capitalized. Costs and the related accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal or when fully depreciated and any resulting gain or loss is reflected in income.

Prior to 1995, the Partnership assessed impairment of income-producing properties based upon appraised values and established provisions for impairment where appraisals indicated other than temporary declines in value. Effective January 1, 1995, the Partnership implemented Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Statement"). The Partnership regularly evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Future cash flows are estimated and compared to the carrying amount of the asset to determine if an impairment has occurred. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Partnership shall recognize an impairment loss in accordance with the Statement. No such impairments have been recognized by the Partnership.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1998. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

OTHER ASSETS

Deferred leasing costs represent costs incurred to lease properties and are amortized over the life of the related lease using the straight line method of accounting.

Deferred loan costs represent costs incurred to obtain financing and are amortized over the life of the related loan using the straight line method of accounting.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." These SFAS's, which are effective for the Partnership's fiscal year ending December 31, 1998, establish additional disclosure requirements but do not affect the measurement of the results of operations. During the periods presented, the Partnership did not have any items of comprehensive income. The adoption of SFAS No. 131 had no effect on the Partnership's financial statements as the Partnership operates in only one segment, the acquisition, development and operation of commercial real estate.

2.  DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 1998 and 1997, is as follows:

                                                            1998          1997
                                                          --------      --------
Other assets:
   Prepaid expenses ................................      $ 14,196      $ 40,875
   Deferred loan costs, net of
    accumulated amortization of $28,122 in
    1998 and $19,880 in 1997 .......................        54,263        62,505
   Deferred leasing costs, net
    of accumulated amortization of $175,256
    in 1998 and $147,529 in 1997 ...................       184,129       165,244
                                                          --------      --------
                                                          $252,588      $268,624
                                                          ========      ========
Accrued and other liabilities:
   Accounts payable ................................      $  7,488      $ 40,686
   Accrued expenses ................................        16,603         8,400
   Security deposits ...............................        42,986        24,124
   Interest payable ................................        12,902        13,225
   Other ...........................................         2,040        14,077
                                                          --------      --------
                                                          $ 82,019      $100,512
                                                          ========      ========

Sierra Pacific Development Fund
Notes to Consolidated Financial Statements
Page four


3.  GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

An affiliate of the General Partner may receive a management fee of 6% of the gross rental income collected from the properties. Management fees paid to affiliates for the years ended December 31, 1998, 1997 and 1996 were $41,516, $33,559 and $29,075, respectively.

An affiliate of the General Partner is entitled to reimbursement for expenses incurred by the affiliate for services provided to the Partnership such as accounting, legal, data processing and similar services. The affiliate was reimbursed $38,922, $34,870 and $33,714 for such services for the years ended December 31, 1998, 1997 and 1996, respectively. Additionally, the Partnership reimbursed affiliates for construction supervision costs incurred by the affiliates. For the years ended December 31, 1998, 1997 and 1996 the affiliates received $6,209, $12,358 and $9,657, respectively, for tenant improvements supervisory costs.

In consideration for services rendered with respect to initial leasing of Partnership properties, affiliates of the General Partner are paid initial leasing costs. For the years ended December 31, 1998, 1997 and 1996 these fees amounted to $42,738, $19,097 and $38,277, respectively, and were recorded as deferred leasing costs.

During 1996, the Partnership made a non-interest bearing loan to an affiliate in the amount of $26,916. Repayment is expected in 1999.


 4.  INCOME-PRODUCING PROPERTY

At December 31, 1998 and 1997, the total cost and accumulated depreciation of the property are as follows:

                                                     1998                1997
                                                -----------         -----------
Land ...................................        $ 1,555,033         $ 1,555,033
Building and
improvements ...........................          4,358,584           4,381,977
                                                -----------         -----------
         Total .........................          5,913,617           5,937,010

Accumulated depreciation ...............         (2,140,905)         (1,956,254)
Valuation allowance ....................         (1,000,000)         (1,000,000)
                                                -----------         -----------
         Net ...........................        $ 2,772,712         $ 2,980,756
                                                ===========         ===========

During 1998 and 1997, the Partnership removed $101,860 and $1,458,841, respectively, from its buildings and improvements and related accumulated depreciation accounts for fully depreciated property.

Sierra Pacific Development Fund
Notes to Consolidated Financial Statements
Page five

On February 1, 1994, the Partnership formed a California general partnership with Sierra Mira Mesa Partners ("SMMP"), an affiliate. The joint venture, known as Sierra Creekside Partners ("SCP"), was formed to develop and operate the Sierra Creekside property. The Partnership had a 79.2% equity interest with its contribution of Sierra Creekside. Such interest was computed based upon the estimated fair value of SCP's net assets at the date of formation of the joint venture. SMMP was allocated a 20.8% initial equity interest in SCP in exchange for its $745,000 cash contribution ($656,959, net, through December 31, 1995). SMMP made additional cash contributions amounting to $31,400, $168,500 and $85,300 and received distributions amounting to $541,000, $25,000 and $178,000 during 1996, 1997 and 1998, respectively. The percentage interests of the Partnership and Sierra Mira Mesa Partners are to be adjusted every January 1st during the term of Sierra Creekside Partners, beginning January 1, 1995. Accordingly, as of January 1, 1996, 1997 and 1998, the Partnership's interest in SCP was changed to 81.13%, 95.04% and 90.67%, respectively. On January 1, 1999, the Partnership's interest will be increased to 93.45% and SMMP's interest will be decreased to 6.55% to reflect the 1998 contributions and distributions. Under the terms of the SCP joint venture agreement, SMMP will receive preferential cash distributions of available "Distributable Funds" from the operation of SCP or sale of its property to the extent of its capital contributions. Additional Distributable Funds are allocable to the Partnership to the extent of the deemed fair value of its property contribution, and the remainder to the Partnership and SMMP in proportion to their respective equity interests. The excess of cash distributions to SMMP over cash contributions from SMMP and income or loss allocated to SMMP is reported as an asset in the Partnership's balance sheet.

Future minimum base rental income, under the existing operating leases for the Sierra Creekside property, to be recognized on a straight-line basis and amounts to be received on a cash basis are as follows:

                               STRAIGHT-LINE          CASH
YEAR ENDING DECEMBER 31,           BASIS              BASIS
------------------------       -------------       ------------
          1999...........      $     833,514       $    832,071
          2000...........            681,506            692,378
          2001...........            483,874            499,729
          2002...........            320,429            337,912
          2003...........            112,812            118,003
         Thereafter......              1,997              2,032
                               -------------       ------------
           Total.........      $   2,434,132       $  2,482,125
                               =============       ============

The Partnership relied on three tenants to generate 44% of total 1998 rental income. The breakdown for these three tenants' industry segments and rental income contribution is as follows: 16% for a tenant in the mortgage industry; 13% billing and collection services, and 15% banking.

5.  NOTE PAYABLE

At December 31, 1998, note payable consisted of one loan with a bank with an original principal balance of $1,850,000. The note bears interest at 3.5% above the 11th District Cost of Funds Index with a minimum of 9% and a maximum of 14% (9% at December 1998). The maturity date of the note payable is July 1, 2005. The note is subject to prepayment penalties of 1% to 3% if more than 20% of the outstanding balance is prepaid during the first four calendar years of the loan. The note is secured by substantially all of the assets of the Partnership. Annual maturities of note payable as of December 31, 1998, are: $47,138 in 1999; $51,560 in 2000; $56,397 in 2001; $61,687 in 2002; $67,474 in 2003 and
$1,436,068 thereafter.

The Partnership is exposed to interest rate fluctuations on $1,720,324 of variable rate debt at December 31, 1998.

Sierra Pacific Development Fund
Notes to Consolidated Financial Statements
Page six

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