Form 10-Q
period 1999-03-31
SIERRA PACIFIC DEVELOPMENT FUND
filed 1999-05-13
CIK 351698

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934


For Quarter ended                       March 31, 1999
                      ----------------------------------------------------
Commission file number                     0-11068
                      ----------------------------------------------------

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)


        State of California                        95-3643693
-------------------------------------  -----------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification
   incorporation or organization)                   Number)


     5850 San Felipe, Suite 450
           Houston, Texas                            77057
---------------------------------------   --------------------------------
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number,
including area code:                          (713) 706-6271
                              -----------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                           PAGE
                                                                          NUMBER

Consolidated Balance Sheets - March 31, 1999 and December 31, 1998          4

Consolidated Statements of Operations - For the Three Months
Ended March 31, 1999 and 1998                                               5

Consolidated Statements of Changes in Partners' Equity -
From February 13, 1981 (inception of Partnership) to
December 31, 1998 and For the Three Months Ended March 31, 1999             6

Consolidated Statements of Cash Flows - For the Three Months
Ended March 31, 1999 and 1998                                               7

Notes to Consolidated Financial Statements                                  8

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

(a)         OVERVIEW

The following discussion should be read in conjunction with the Partnership's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns a 93.45% interest in the Sierra Creekside Partnership, which operates the Sierra Creekside property.

(b)          RESULTS OF OPERATIONS

Rental income for the three months ended March 31, 1999 increased $11,000, or 5%, when compared to the corresponding period in the prior year. This increase was primarily due to higher rental rates. The Property was 96% occupied at March 31, 1999.

Operating expenses for the three months ended March 31, 1999 increased by $1,000, or 1%, in comparison to the same period in the prior year. An increase in property taxes was partially offset by a decrease in utilities and maintenance and repair costs.

Depreciation and amortization expenses for the first quarter decreased by $5,000, or 6%, primarily due to fully depreciated capitalized tenant improvements.

(c)         LIQUIDITY AND CAPITAL RESOURCES

The Partnership is in an illiquid position at March 31, 1999 with cash and billed rents of $91,000 and current liabilities of $136,000. A source of cash is available through advances from the minority owner of the property, Sierra Mira Mesa Partners.

The Partnership's primary capital requirements will be for the construction of new tenant space. It is anticipated that these requirements will be funded from the operations of the Property.

(d)         YEAR 2000 COMPLIANCE

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

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998

--------------------------------------------------------------------------------

                                             March 31, 1999   December 31, 1998
                                             --------------   -----------------
ASSETS

Cash and cash equivalents .................  $       84,538   $          83,408
Receivables:
   Unbilled rent ..........................          52,440              47,993
   Billed rent ............................           6,574               8,297
Due from affiliates .......................         104,916              26,916
Income-producing property - net of
  accumulated depreciation and valuation
  allowance of $3,151,793 and $3,140,905,
  respectively ............................       2,707,100           2,772,712
Other assets ..............................         243,224             252,588
Excess distributions to minority Partner ..          77,996              75,610
                                             --------------   -----------------
Total Assets ..............................  $    3,276,788   $       3,267,524
                                             ==============   =================
LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities .............  $      136,709   $          82,019
Note payable ..............................       1,708,933           1,720,324
                                             --------------   -----------------
Total Liabilities .........................       1,845,642           1,802,343
                                             --------------   -----------------
Partners' equity:
  General Partner .........................               0                   0
  Limited Partners:
   30,000 units authorized,
   29,354 issued and
   outstanding ............................       1,431,146           1,465,181
                                             --------------   -----------------
Total Partners' equity ....................       1,431,146           1,465,181
                                             --------------   -----------------
Total Liabilities and Partners' equity ....  $    3,276,788   $       3,267,524
                                             ==============   =================


                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

--------------------------------------------------------------------------------

                                                         1999            1998
                                                      ---------       ---------
REVENUES:
  Rental income ................................      $ 214,772       $ 203,881
                                                      ---------       ---------
          Total revenues .......................        214,772         203,881
                                                      ---------       ---------
EXPENSES:
  Operating expenses ...........................        126,351         125,117
  Depreciation and amortization ................         86,305          91,716
  Interest .....................................         38,537          39,521
                                                      ---------       ---------
          Total costs and expenses .............        251,193         256,354
                                                      ---------       ---------
LOSS BEFORE MINORITY INTEREST'S SHARE
  OF CONSOLIDATED JOINT VENTURE LOSS ...........        (36,421)        (52,473)
                                                      ---------       ---------
MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS ..............          2,386           4,896
                                                      ---------       ---------
NET LOSS .......................................      $ (34,035)      $ (47,577)
                                                      =========       =========
Net loss per limited partnership unit ..........      $   (1.16)      $   (1.62)
                                                      =========       =========

                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
     FROM FEBRUARY 13, 1981 (INCEPTION OF PARTNERSHIP) TO DECEMBER 31, 1998
                  AND FOR THE THREE MONTHS ENDED MARCH 31, 1999

--------------------------------------------------------------------------------

                                           Limited Partners                            Total
                                     ----------------------------      General        Partners'
                                       Per Unit         Total          Partner         Equity
                                     ------------    ------------    ------------    ------------
Proceeds from sale of
  partnership units ..............   $     500.00    $ 14,677,000            --      $ 14,677,000
Underwriting commissions
  and other organization expenses          (60.29)     (1,769,862)           --        (1,769,862)
Cumulative net income (loss)
  (to December 31, 1998) .........        (223.05)     (6,547,484)   $     14,600      (6,532,884)
Cumulative distributions
  (to December 31, 1998) .........        (166.75)     (4,894,473)        (14,600)     (4,909,073)
                                     ------------    ------------    ------------    ------------
Partners' equity - January 1, 1999          49.91       1,465,181               0       1,465,181
Net loss .........................          (1.16)        (34,035)                        (34,035)
                                     ------------    ------------    ------------    ------------
Partners' equity - March 31, 1999    $      48.75    $  1,431,146    $          0    $  1,431,146
                                     ============    ============    ============    ============

                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

--------------------------------------------------------------------------------

                                                            1999         1998
                                                          --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...........................................    $(34,035)    $(47,577)
  Adjustments to reconcile net loss
  to cash provided by operating activities:
    Depreciation and amortization ....................      86,305       91,716
    Minority interest's share of consolidated
      joint venture loss .............................      (2,386)      (4,896)
    (Increase) decrease in rent receivable ...........      (2,724)       4,033
    (Increase) decrease in other assets ..............     (11,329)       2,204
    Increase in accrued and other liabilities ........      54,690        3,763
                                                          --------     --------
    Net cash provided by operating activities ........      90,521       49,243
                                                          --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on note payable ...............     (11,391)     (10,415)
    Loan to affiliate ................................     (78,000)     (38,500)
                                                          --------     --------
    Net cash used in financing activities ............     (89,391)     (48,915)
                                                          --------     --------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS ..............................       1,130          328

CASH AND CASH EQUIVALENTS
    Beginning of period ..............................      83,408       87,192
                                                          --------     --------
CASH AND CASH EQUIVALENTS
    End of period ....................................    $ 84,538     $ 87,520
                                                          ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest ..........    $ 38,622     $ 39,599
                                                          ========     ========

                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    ------------------------------------------------------------------------

1.    ORGANIZATION

In February 1994, the Partnership created a general partnership (Sierra Creekside Partners) with Sierra Mira Mesa Partners ("SMMP") to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Creekside property. The Partnership Agreement of Sierra Creekside Partners (the "Agreement") was amended effective January 1, 1995 to consider both contributions and distributions when calculating each partners' percentage interest at January 1 of each year as called for by the Agreement. Accordingly, on January 1, 1999, the Partnership's interest in Sierra Creekside Partners was increased from 90.67% to 93.45% to reflect 1998 contributions and distributions.

2.    BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sierra Creekside Partners, a majority owned joint venture at March 31, 1999. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at March 31, 1999 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1998.

3.    RELATED PARTY TRANSACTIONS

Included in the financial statements for the three months ended March 31, 1999 and 1998 are affiliate transactions as follows:

                                                March 31
                                         -----------------------
                                            1999       1998
                                         -----------------------
            Management fees               $   9,324    $  8,723
            Administrative fees               8,936       8,831
            Leasing fees                          0       7,216


                                    UNAUDITED

Sierra Pacific Development Fund
Notes to Consolidated Financial Statements
Page two


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



                          SIERRA PACIFIC DEVELOPMENT FUND
                          a Limited Partnership
                          S-P PROPERTIES, INC.
                          General Partner

Date:  MAY 4, 1999        /S/ THOMAS N. THURBER
     -----------------    -------------------------------
                          Thomas N. Thurber
                          President and Director

Date:  MAY 4, 1999        /S/ G. ANTHONY EPPOLITO
     -----------------    -------------------------------
                          G. Anthony Eppolito
                          Chief Accountant