Form 10-Q
period 1999-06-30
SIERRA PACIFIC DEVELOPMENT FUND
filed 1999-08-10
CIK 351698

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended                         June 30, 1999
                       ----------------------------------------------------
Commission file number                       0-11068
                       ----------------------------------------------------


                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)


         State of California                        95-3643693
--------------------------------------  -----------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification
   incorporation or organization)                    Number)


     5850 San Felipe, Suite 450
           Houston, Texas                             77057
--------------------------------------  -----------------------------------
   (Address of principal executive                  (Zip Code)
              offices)



Registrant's telephone number,
including area code:                           (713) 706-6271
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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                           PAGE
                                                                          NUMBER

Consolidated Balance Sheets - June 30, 1999 and December 31, 1998 .......    5

Consolidated Statements of Operations - For the Six Months
Ended June 30, 1999 and 1998 and For the Three Months Ended
June 30, 1999 and 1998 ..................................................    6

Consolidated Statements of Changes in Partners' Equity -
From February 13, 1981 (inception of Partnership) to
December 31, 1998 and For the Six Months Ended June 30, 1999 ............    7

Consolidated Statements of Cash Flows - For the Six Months Ended
June 30, 1999 and 1998 ..................................................    8

Notes to Consolidated Financial Statements ..............................    9


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

(b)  RESULTS OF OPERATIONS

Rental income for the six months and three months ended June 30, 1999 decreased by $42,000, or 9%, and by $53,000, or 18%, respectively, when compared to the corresponding periods in the prior year. This decrease was primarily the result of a lease buy-out negotiated in May 1998. The decrease in rental income was partially offset due to higher rental rates. The Property was 100% occupied at June 30, 1999.

Operating expenses for the six months ended June 30, 1999 increased by $13,000, or 6%, in comparison to the same period in the prior year, primarily due to an increase in property taxes and administrative costs. This increase was partially offset by a decrease in utilities and maintenance and repair costs. Operating expenses for the three months ended June 30, 1999 increased by $12,000, or 11%, principally due to higher administrative costs incurred during the quarter.

Depreciation and amortization expenses for the six months ended June 30, 1999 decreased by $10,000, or 6%, primarily due to fully depreciated capitalized tenant improvements.

(c)  LIQUIDITY AND CAPITAL RESOURCES

The Partnership is in a liquid position at June 30, 1999 with cash and billed rents of $102,000 and current liabilities of $69,000. A source of cash is available through advances from the minority owner of the property, Sierra Mira Mesa Partners.

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

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------

                                             JUNE 30, 1999     DECEMBER 31, 1998
                                             -------------     -----------------

ASSETS

Cash and cash equivalents ...............       $  101,485       $   83,408
Receivables:
   Unbilled rent ........................           51,740           47,993
   Billed rent ..........................              364            8,297
Due from affiliates .....................           73,916           26,916
Income-producing property - net of
  accumulated depreciation and valuation
  allowance of $3,217,972 and $3,140,905,
  respectively ..........................        2,650,563        2,772,712
Other assets ............................          227,290          252,588
Excess distributions to minority Partner            78,889           75,610
                                                ----------       ----------

Total Assets ............................       $3,184,247       $3,267,524
                                                ----------       ----------

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities ...........       $   68,556       $   82,019
Note payable ............................        1,697,283        1,720,324
                                                ----------       ----------

Total Liabilities .......................        1,765,839        1,802,343
                                                 ---------       ----------

Partners' equity:
  General Partner .......................                0                0
  Limited Partners:
       30,000 units authorized,
       29,354 issued and
       outstanding ......................        1,418,408        1,465,181
                                                 ---------       ----------

Total Partners' equity ..................        1,418,408        1,465,181
                                                 ---------       ----------

Total Liabilities and Partners' equity ..       $3,184,247       $3,267,524
                                                 =========       ==========



                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
              AND FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                         SIX MONTHS ENDED               THREE MONTHS ENDED
                                                             JUNE 30,                        JUNE 30,
                                                    -------------------------       -------------------------
                                                       1999            1998            1999            1998
                                                    ---------       ---------       ---------       ---------
REVENUES:
  Rental income ..............................      $ 448,066       $ 490,069       $ 233,294       $ 286,188
                                                    ---------       ---------       ---------       ---------

          Total revenues .....................        448,066         490,069         233,294         286,188
                                                    ---------       ---------       ---------       ---------

EXPENSES:
  Operating expenses .........................        247,077         233,868         120,726         108,751
  Depreciation and amortization ..............        174,227         184,658          87,922          92,942
  Interest ...................................         76,814          78,804          38,277          39,283
                                                    ---------       ---------       ---------       ---------

          Total costs and expenses ...........        498,118         497,330         246,925         240,976
                                                    ---------       ---------       ---------       ---------

(LOSS) INCOME BEFORE MINORITY INTEREST'S
  SHARE OF CONSOLIDATED JOINT VENTURE
  LOSS (INCOME) ..............................        (50,052)         (7,261)        (13,631)         45,212
                                                    ---------       ---------       ---------       ---------

MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE
  LOSS (INCOME) ..............................          3,279             677             893          (4,219)
                                                    ---------       ---------       ---------       ---------

NET (LOSS) INCOME ............................      $ (46,773)      $  (6,584)      $ (12,738)      $  40,993
                                                    =========       =========       =========       =========

Net (loss) income per limited partnership unit      $   (1.59)      $   (0.22)      $   (0.43)      $    1.40
                                                    =========       =========       =========       =========


                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
     FROM FEBRUARY 13, 1981 (INCEPTION OF PARTNERSHIP) TO DECEMBER 31, 1998
                   AND FOR THE SIX MONTHS ENDED JUNE 30, 1999

--------------------------------------------------------------------------------

                                               LIMITED PARTNERS                               TOTAL
                                        ------------------------------       GENERAL         PARTNERS'
                                           PER UNIT           TOTAL          PARTNER          EQUITY
                                        -------------     ------------     -----------     ------------
Proceeds from sale of
  partnership units .................   $      500.00     $ 14,677,000                     $ 14,677,000
Underwriting commissions
  and other organization expenses ...          (60.29)      (1,769,862)                      (1,769,862)
Cumulative net income (loss)
  (to December 31, 1998) ............         (223.05)      (6,547,484)    $    14,600       (6,532,884)
Cumulative distributions
  (to December 31, 1998) ............         (166.75)      (4,894,473)        (14,600)      (4,909,073)
                                        -------------     ------------     -----------     ------------

Partners' equity - January 1, 1999 ..           49.91        1,465,181               0        1,465,181
Net loss ............................           (1.59)         (46,773)                         (46,773)
                                        -------------     ------------     -----------     ------------

Partners' equity - June 30, 1999 ....   $       48.32     $  1,418,408     $         0     $  1,418,408
                                        =============     ============     ===========     ============



                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                               1999           1998
                                                            ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ............................................     $ (46,773)     $  (6,584)
  Adjustments to reconcile net loss
  to cash provided by operating activities:
    Depreciation and amortization .....................       174,227        184,658
    Minority interest's share of consolidated
      joint venture loss ..............................        (3,279)          (677)
    Decrease in rent receivable .......................         4,186         31,928
    Increase in other assets ..........................       (17,138)       (57,320)
   (Decrease) increase in accrued and other liabilities       (13,463)        10,666
                                                            ---------      ---------

    Net cash provided by operating activities .........        97,760        162,671
                                                            ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ...................        (9,642)       (57,112)
                                                            ---------      ---------

    Net cash used in investing activities .............        (9,642)       (57,112)
                                                            ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on note payable ................       (23,041)       (21,065)
    Loan to affiliate .................................       (47,000)      (103,500)
                                                            ---------      ---------

    Net cash used in financing activities .............       (70,041)      (124,565)
                                                            ---------      ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS ...............................        18,077        (19,006)

CASH AND CASH EQUIVALENTS
    Beginning of period ...............................        83,408         87,192
                                                            ---------      ---------

CASH AND CASH EQUIVALENTS
    End of period .....................................     $ 101,485      $  68,186
                                                            =========      =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest ...........     $  76,986      $  78,962
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

2. BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sierra Creekside Partners, a majority owned joint venture at June 30, 1999. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at June 30, 1999 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1998.

3. RELATED PARTY TRANSACTIONS

Included in the financial statements for the six months ended June 30, 1999 and 1998 are affiliate transactions as follows:

                                                 JUNE 30
                                         -----------------------
                                            1999         1998
                                         ----------   ----------
           Management fees                 $ 20,245    $ 23,959
           Administrative fees               30,739      16,240
           Leasing fees                           0      35,485
           Construction fees                      0         824




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



                                    UNAUDITED

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.


  EXHIBIT
  NUMBER         DESCRIPTION OF EXHIBIT
-----------   -----------------------------
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



                           SIERRA PACIFIC DEVELOPMENT FUND
                           a Limited Partnership
                           S-P PROPERTIES, INC.
                           General Partner


Date:  AUGUST 4, 1999      /s/ THOMAS N. THURBER
       --------------      -----------------------------
                               Thomas N. Thurber
                               President and Director


Date:  AUGUST 4, 1999      /s/ G. ANTHONY EPPOLITO
       --------------      -----------------------------
                               G. Anthony Eppolito
                               Chief Accountant



                                    UNAUDITED