Form 10-Q
period 1999-09-30
SIERRA PACIFIC DEVELOPMENT FUND
filed 1999-11-08
CIK 351698

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended                      September 30, 1999
                      ------------------------------------------------------
Commission file number                       0-11068
                      ------------------------------------------------------


                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)


      State of California                             95-3643693
-----------------------------------    ----------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organizaiton)


       5850 San Felipe, Suite 450
              Houston, TX                                  77057
-----------------------------------    ----------------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number,
including area code:                                  (713) 706-6271
                                       ----------------------------------------


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

                                                                      PAGE
                                                                     NUMBER
                                                                     ------
Consolidated Balance Sheets - September 30, 1999 and
December 31, 1998 ...................................................   5

Consolidated Statements of Operations - For the Nine
Months Ended September 30, 1999 and 1998 and For the
Three Months Ended September 30, 1999 and 1998 ......................   6

Consolidated Statements of Changes in Partners'
Equity - From February 13, 1981 (inception of
Partnership) to December 31, 1998 and For the Nine
Months Ended September 30, 1999 .....................................   7

Consolidated Statements of Cash Flows - For the Nine
Months Ended September 30, 1999 and 1998 ............................   8

Notes to Consolidated Financial Statements ..........................   9


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

(b)     RESULTS OF OPERATIONS

Rental income for the nine months ended September 30, 1999 decreased by $24,000, or 3%, when compared to the same period in the prior year, primarily as a result of a lease buy-out negotiated in May 1998. The decrease in rental income was partially offset due to higher rental rates. Rental income for the quarter ended September 30, 1999, increased by $18,000, or 8%, principally due to the higher rental rates. The Property was 100% occupied at September 30, 1999.

Operating expenses for the nine months ended September 30, 1999 increased by $18,000, or 5%, in comparison to the corresponding period in the prior year, principally due to an increase in property taxes and administrative costs. This increase was partially offset by a decrease in utilities accrued during the period. Operating expenses for the three months ended September 30, 1999 increased by $5,000, or 4%, primarily due to higher maintenance and repair costs incurred during the quarter.

Depreciation and amortization expenses for the nine months and three months ended September 30, 1999 decreased by $23,000, or 8%, and by $13,000, or 13%, respectively, primarily due to fully depreciated capitalized tenant improvements.

(c)     LIQUIDITY AND CAPITAL RESOURCES

The Partnership is in a liquid position at September 30, 1999 with cash and billed rents of $158,000 and current liabilities of $83,000. A source of cash is available through advances from the minority owner of the property, Sierra Mira Mesa Partners.

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

                        SIERRA PACIFIC DEVELOPMENT FUND
                            (A LIMITED PARTNERSHIP)
                             ---------------------

                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------

                                         SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                         ------------------    -----------------

ASSETS

Cash and cash equivalents .................  $  153,519            $   83,408
Receivables:
   Unbilled rent ..........................      52,584                47,993
   Billed rent ............................       4,379                 8,297
Due from affiliates .......................      73,916                26,916
Income-producing property - net of
  accumulated depreciation and valuation
  allowance of $3,256,804 and $3,140,905,
  respectively ............................   2,587,860             2,772,712
Other assets ..............................     218,892               252,588
Excess distributions to minority Partner ..      79,957                75,610
                                             ----------            ----------

Total Assets ..............................  $3,171,107            $3,267,524
                                             ==========            ==========

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities .............  $   82,582            $   82,019
Note payable ..............................   1,685,370             1,720,324
                                             ----------            ----------

Total Liabilities .........................   1,767,952             1,802,343
                                             ----------            ----------

Partners' equity:
  General Partner .........................           0                     0
  Limited Partners:
       30,000 units authorized,
       29,354 issued and
       outstanding ........................   1,403,155             1,465,181
                                             ----------            ----------

Total Partners' equity ....................   1,403,155             1,465,181
                                             ----------            ----------

Total Liabilities and Partners' equity ....  $3,171,107            $3,267,524
                                             ==========            ==========


                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A Limited Partnership)
                              ---------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
           AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

--------------------------------------------------------------------------------

                                          Nine Months Ended         Three Months Ended
                                            September 30,             September 30,
                                        ----------------------    ----------------------
                                           1999         1998         1999         1998
                                        ---------    ---------    ---------    ---------
REVENUES:
  Rental income .....................   $ 682,407    $ 706,189    $ 234,341    $ 216,120
                                        ---------    ---------    ---------    ---------

          Total revenues ............     682,407      706,189      234,341      216,120
                                        ---------    ---------    ---------    ---------

EXPENSES:
  Operating expenses ................     376,008      357,587      128,931      123,719
  Depreciation and amortization .....     257,948      281,037       83,721       96,379
  Interest ..........................     114,824      117,844       38,010       39,040
                                        ---------    ---------    ---------    ---------

          Total costs and expenses ..     748,780      756,468      250,662      259,138
                                        ---------    ---------    ---------    ---------


LOSS BEFORE MINORITY INTEREST'S
  SHARE OF CONSOLIDATED JOINT VENTURE
  LOSS ..............................     (66,373)     (50,279)     (16,321)     (43,018)
                                        ---------    ---------    ---------    ---------

MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE
  LOSS ..............................       4,347        4,691        1,068        4,014
                                        ---------    ---------    ---------    ---------

NET LOSS ............................   $ (62,026)   $ (45,588)   $ (15,253)     (39,004)
                                        =========    =========    =========    =========

Net loss per limited partnership unit   $   (2.11)   $   (1.55)   $   (0.52)   $   (1.33)
                                        =========    =========    =========    =========


                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)
                              ---------------------

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
     FROM FEBRUARY 13, 1981 (INCEPTION OF PARTNERSHIP) TO DECEMBER 31, 1998
                AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

--------------------------------------------------------------------------------

                                               LIMITED PARTNERS                                   TOTAL
                                           --------------------------         GENERAL            PARTNERS'
                                           PER UNIT         TOTAL             PARTNER             EQUITY
                                           -------       ------------       ------------       ------------

Proceeds from sale of
  partnership units .................      $500.00       $ 14,677,000                          $ 14,677,000
Underwriting commissions
  and other organization expenses ...       (60.29)        (1,769,862)                           (1,769,862)
Cumulative net income (loss)
  (to December 31, 1998) ............      (223.05)        (6,547,484)      $     14,600         (6,532,884)
Cumulative distributions
  (to December 31, 1998) ............      (166.75)        (4,894,473)           (14,600)        (4,909,073)
                                           -------       ------------       ------------       ------------

Partners' equity - January 1, 1999 ..        49.91          1,465,181                  0          1,465,181
Net loss ............................        (2.11)           (62,026)                              (62,026)
                                           -------       ------------       ------------       ------------

Partners' equity - September 30, 1999      $ 47.80       $  1,403,155       $          0       $  1,403,155
                                           =======       ============       ============       ============


                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)
                              ---------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

--------------------------------------------------------------------------------

                                                                 1999            1998
                                                              ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .............................................      $ (62,026)      $ (45,588)
  Adjustments to reconcile net loss
  to cash provided by operating activities:
    Depreciation and amortization ......................        257,948         281,037
    Minority interest's share of consolidated
      joint venture loss ...............................         (4,347)         (4,691)
    (Increase) decrease in rent receivable .............           (673)         27,396
    Increase in other assets ...........................        (29,758)        (68,083)
    Increase (decrease) in accrued and other liabilities            563             (90)
                                                              ---------       ---------

    Net cash provided by operating activities ..........        161,707         189,981
                                                              ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ....................         (9,642)        (78,467)
                                                              ---------       ---------

    Net cash used in investing activities ..............         (9,642)        (78,467)
                                                              ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on note payable .................        (34,954)        (31,957)
    Loan to affiliate ..................................        (47,000)        (95,500)
                                                              ---------       ---------

    Net cash used in financing activities ..............        (81,954)       (127,457)
                                                              ---------       ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS ................................         70,111         (15,943)

CASH AND CASH EQUIVALENTS
    Beginning of period ................................         83,408          87,192
                                                              ---------       ---------

CASH AND CASH EQUIVALENTS
    End of period ......................................      $ 153,519       $  71,249
                                                              =========       =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest ............      $ 115,086       $ 118,084
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

2. BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sierra Creekside Partners, a majority owned joint venture at September 30, 1999. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at September 30, 1999 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1998.

3. RELATED PARTY TRANSACTIONS

Included in the financial statements for the nine months ended September 30, 1999 and 1998 are affiliate transactions as follows:

                                                        September 30
                                                  ------------------------
                                                    1999             1998
                                                  -------          -------
             Management fees ............         $30,414          $32,620
             Administrative fees ........          38,877           27,189
             Leasing fees ...............               0           35,485
             Construction fees ..........               0            6,209


                                   UNAUDITED

SIERRA PACIFIC DEVELOPMENT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PAGE TWO


4. PARTNERS' EQUITY

Equity and net loss per limited partnership unit is determined by dividing the Limited Partners' share of the Partnership's equity and net loss by the number of limited partnership units outstanding, 29,354.


                                   UNAUDITED

                           PART II - OTHER INFORMATION
                          -----------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

      EXHIBIT
       NUMBER              DESCRIPTION OF EXHIBIT
      -------              -----------------------
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


                                            SIERRA PACIFIC DEVELOPMENT FUND
                                            a Limited Partnership
                                            S-P PROPERTIES, INC.
                                            General Partner


Date:  OCTOBER 29, 1999                     /s/ THOMAS N. THURBER
       ----------------                     -----------------------------
                                                Thomas N. Thurber
                                                President and Director

Date:  OCTOBER 29, 1999                     /s/ G. ANTHONY EPPOLITO
       ----------------                     -----------------------------
                                                G. Anthony Eppolito
                                                Chief Accountant


                                   UNAUDITED
                                       11