Form 10-K
period 1999-12-31
SIERRA PACIFIC DEVELOPMENT FUND
filed 2000-03-30
CIK 351698

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    Form 10-K
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999     Commission file number : 0-11068

                         SIERRA PACIFIC DEVELOPMENT FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                       ----------------------------------

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

                       DOCUMENTS INCORPORATED BY REFERENCE

    Annual Report to Limited Partners for the Year Ended December 31, 1999 is
                 incorporated by reference into Parts II and III

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

In February 1994, the Partnership created a California general partnership (Sierra Creekside Partners) with Sierra Mira Mesa Partners ("SMMP") to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Creekside property. The Partnership contributed the Property (at an agreed value of $2,825,000) and SMMP contributed cash ($198,159, net, through December 31, 1998) in exchange for a 6.55% interest in Sierra Creekside Partners. SMMP made additional contributions of $40,000, and received distributions of $87,000 from Sierra Creekside Partners during 1999. The percentage interests of the Partnership and Sierra Mira Mesa Partners are to be adjusted every January 1st during the term of Sierra Creekside Partners, beginning January 1, 1995. Accordingly, as of January 1, 2000, the Partnership's interest in Sierra Creekside Partners will be increased to 94.92%, and SMMP's interest will be decreased to 5.08%.

(b.) NARRATIVE DESCRIPTION OF BUSINESS. The Partnership owns and operates Sierra Creekside, an office building in San Ramon, California. Success of the office building is dependent upon the timely payment of rent by three tenants who accounted for approximately 44% of the rental income of the Partnership for the year ended December 31, 1999.

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

Operations of the Partnership through 1999 have been consistent with the intent of the original prospectus in that the Partnership has invested in real estate projects that had the potential for capital gains, preservation of capital and providing distributable cash flow partially sheltered from Federal Income Tax. However, the Partnership and its real estate have been adversely affected by the Tax Reform Act of 1986, aggressive lending by banks that resulted in commercial real estate overbuilding, and subsequent severe recessions. The original intention to begin liquidation of properties after the fifth year of operations was delayed indefinitely. As of December 31, 1999, the Partnership had paid cash distributions of $166.75 for each $500 unit investment and remaining partners' equity is $47.04 per unit. Thus, if the Partnership were to be liquidated at the end of 1999 at book value, each $500 investment would have returned a total of $213.79.

The General Partner's goal is to continue operating the Property until such time as rental rates return to the level necessary to support new office building development. At that time, the Property may be sold at a price substantially greater than current book value.

ITEM 2.      PROPERTIES

During 1999, the Partnership owned (fee simple) a 93.45% interest in Sierra Creekside, a commercial office building located in San Ramon, California. (See
Item 1. Business for discussion of changes in ownership percentages). The building consists of 47,800 rentable square feet and is 100% occupied at December 31, 1999. The average effective annual rent per square foot at December 31, 1999 is $19.52.

The Property was encumbered by a mortgage lien in favor of Home Federal Savings of San Francisco with a principal balance of $1,673,186 at December 31, 1999. The mortgage bore interest at 3.5% above the 11th District Cost of Funds Index with a minimum of 9% and a maximum of 14% (9% at December 31, 1999). The loan term was 120 months with a maturity date of July 1, 2005. Payments were amortized over a 240 month period with a remaining principal balance of $1,316,055 due at maturity assuming no payment had been made on principal in advance of its due date.

On January 25, 2000, the Home Federal Savings note was repaid. On the same date, the Partnership entered into a new loan agreement with General Electric Capital Corporation ("GECC") in the amount of $4,250,000. The lender funded $4,050,000 at closing and held back $200,000 to be drawn upon to help finance future tenant improvements and leasing costs. This loan, which is secured by the Sierra Creekside property, bears interest at 2.75% above the GECC Composite Commercial Paper Rate. Principal and interest payments are due monthly based on a 30-year amortization. The loan matures January 31, 2005.

SUMMARY OF SIGNIFICANT TENANTS/LEASES

Four of the Property's 17 tenants occupy ten percent or more of rentable space. The principal businesses of these significant tenants are banking, construction services, insurance and billing/collections services. Details of the leases follow:

                                          SQUARE      PRECENT OF       EFFECTIVE      EFFECTIVE      PRECENT OF
                                           FEET         RENTABLE       RENT PER       RENT PER      GROSS ANNUAL        EXPIRATION
           TENANTS                       OCCUPIED     SQUARE FEET     SQUARE FOOT       ANNUM           RENT             OF LEASE
           -------                    -------------- --------------  -------------- -------------- --------------     --------------
American Savings Bank ...............          7,189             15% $        19.39 $      139,401             15%         June 2002
Perfect Service Builders ............          6,752             14%          22.86        154,326             17%         June 2003
State Farm Mutual ...................          5,071             11%          14.98         75,964              8%    September 2000
Pen-Cal Administrators ..............          7,331             15%          16.69        122,355             13%      January 2000
Tenants Occupying less
  than 10% sq ft ...................          21,457             45%          20.55        441,043             47%           Various
                                      -------------- --------------  -------------- -------------- --------------     --------------
Total Rented Space ..................         47,800            100% $        19.52 $      933,090            100%

Vacancies ...........................              0              0%
                                      -------------- --------------
Total Rentable Space ................         47,800            100%
                                      ============== ==============

SUMMARY OF LEASES BY EXPIRATION

The Property's 17 tenants have leases scheduled to expire over the next five years as indicated in the table below.

Year of expiration                2000      2001       2002      2003      2004       Totals
Number of tenants                    4         5          4         3         1           17
Percent of total tenants            24%       29%        24%       18%        5%         100%
Total area (square feet)        14,383     9,319     11,397    10,709     1,992       47,800
Annual rent                   $236,820  $185,830   $226,597  $235,885   $47,958      $933,09
Percent gross annual rent           26%       20%        24%       25%        5%         100%

DEPRECIABLE PROPERTY    Reference is made to Schedule III of the Form 10-K.

REAL ESTATE TAXES       The real estate tax obligation for 1999 is approximately
                        1.1% of the assessed value or $72,946.


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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S PARTNERS' EQUITY AND RELATED MATTERS

As of December 31, 1999, the number of security holders is as follows:

                                                            NUMBER
                                           NUMBER             OF
                                          OF UNITS       RECORD HOLDERS
                                         ----------      --------------
             Limited Partners                29,354               1,829
                                         ==========      ==============

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

Overview:

The following discussion should be read in conjunction with the Selected Financial Data and the Partnership's Consolidated Financial Statements and Notes thereto incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit. As of December 31, 1999, the Partnership owns a 93.45% interest in the Sierra Creekside Partners, which operates one property, Sierra Creekside (the "Property").

Results of Operations:

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998.

Rental income for the year ended December 31, 1999 remained virtually unchanged in comparision to the prior year, despite an increase in rental rates and occupancy. In 1998, rental income included a lease buy-out negotiated with a former tenant. The weighted-average effective annual rent per square foot, on an accrual basis, increased from $18.57 at December 31, 1998 to $19.52 at December 31, 1999. Occupancy rose from 96% at December 31, 1998 to 100% at December 31, 1999.

Operating expenses remained relatively unchanged, increasing by $4,000, when compared to 1998. Bad debt expense of $27,000 was recorded as a result of a receivable write-off from an affiliate. Further, property taxes and insurance, and administrative costs rose during the period. This increase was primarily offset by a decrease in depeciation and amortization expenses. Depreciation expense decreased principally as a result of fully depreciated tenant improvements.

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

Liquidity and Capital Resources:

In January 2000, the Partnership paid its loan balance due to Home Federal Savings and entered into a new loan agreement for $4,250,000. The lender funded $4,050,000 at closing and held back $200,000 to be drawn upon to help finance future tenant improvements and leasing costs. The loan is secured by a trust deed on the Sierra Creekside property. The Partnership received net proceeds of $2,222,000 as a result of the new loan. The proceeds will primarily be used for construction of new tenant space and as a source for contributions to the minority owner of the Property, Sierra Mira Mesa Partners ("SMMP").

During 1999, the Partnership generated cash flows from operations of $182,000 and paid $67,000 for property additions and lease commissions. SMMP contributed a total of $40,000 to the Partnership and received distributions of $87,000 from the Partnership in 1999.

The Partnership is in a liquid position at December 31, 1999 with cash and billed rents of $143,000 and current liabilities of $15,000.

The Partnership's primary capital requirements will be for construction of new tenant space. It is anticipated that these requirments will be funded from the operations of the Property, proceeds from the new loan and contributions from SMMP.

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

The Partnership did not experience any major system failures or disruptions in operations over the year 2000 transition. All systems have continued to operate as normal.

The Partnership did not separately track internal costs related to the Year 2000 issue and Partnership management believes these amounts did not have a material impact on the Partnership's financial position or results of operations.

The Partnership employs a property management company to manage, operate and lease the property. The management company did not experience any major systems failures or disruptions in operations at the property. The Partnership remains confident that no Year 2000 issues with the property management company or other third parties will arise in the future although no guarantees can be made to that effect.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and independent auditors' report are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

   1. Independent Auditors' Report

   2. Consolidated Balance Sheets - December 31, 1999 and 1998

   3. Consolidated Statements of Operations - for the years ended December 31, 1999, 1998 and 1997

   4. Consolidated Statements of Changes in Partners' Equity - for the years ended December 31, 1999, 1998 and 1997

   5. Consolidated Statements of Cash Flows - for the years ended December 31, 1999, 1998 and 1997

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

The executive officers and directors of S-P Properties, Inc. are:

                                                                   APPROXIMATE
NAME                   POSITION                            AGE    TIME IN OFFICE
----                   --------                            ---    --------------
Thomas N. Thurber      President and Director              49         5 years

Gregory J. Nooney, Jr. Vice President                      68         2 years

Patricia A. Nooney     Vice President                      43         2 years

William J. Carden      Assistant Secretary/Treasurer
                         and Director                      55         5 years

Morris S. Cohen        Director                            62         1 year

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

Gregory J. Nooney, Jr. - Vice President, S-P Properties, Inc. He also has served as Chairman of the Board and Chief Executive Officer of Brooklyn Street Properties, Inc. since May 1983. Mr. Nooney joined Brooklyn Street Properties, Inc. in 1954 and served as President from 1969 to May 1983. Brooklyn Street Properties, Inc., which was founded in 1945, is a real estate investment company. In addition, Mr. Nooney was chairman and Chief Executive Officer of Nooney Realty Trust from 1984 through February 1998 and then served as Vice Chairman from February 1998 through November 1999. Mr. Nooney is currently Chairman of Coldwell Banker Commercial American Spectrum.

Patricia A. Nooney - Vice President, S-P Properties, Inc. Patricia A. Nooney is President of Coldwell Banker Commercial American Spectrum, a wholly-owned subsidiary of CGS Real Estate Company. Ms. Nooney joined Brooklyn Street Properties, Inc., in 1981 and has served as an officer since 1985. From 1990 to November 1999, Ms. Nooney was President and Secretary of Nooney Realty Trust, Inc.

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

Morris S. Cohen - Director, S-P Properties, Inc. Mr. Cohen's extensive real estate background includes negotiation of joint venture partnerships for property acquisitions, production of syndication packages and direct responsibilities for operations, finance, sales, leasing and property management. Mr. Cohen was a senior level officer with major public and privately held real estate companies and served as President of IDM Participating Income Corporation from April 1995 to October 1996. Mr. Cohen is a graduate of Queens College.

There have been no events under any bankruptcy act, no criminal proceedings, and no judgements or injunctions material to the evaluation of the ability and integrity of any director during the past five years.

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

None

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership may pay a management fee of 6% of the gross rental income collected from the Property to American Spectrum Real Estate Services, Inc.
(ASRE), formerly Banc Commercial California. These fees for the year ended December 31, 1999 were $39,654. Bancor Real Estate Company, Inc. (Bancor) provides services to the Partnership such as accounting, legal, data processing and similar services and is entitled to reimbursement for expenses incurred to provide such services. Amounts so reimbursed totaled $50,428 during the year ended December 31, 1999. In consideration for services rendered with respect to initial leasing of Partnership properties, ASRE and Bancor are paid initial leasing costs. For the year ended December 31, 1999, a total of $2,875 was paid for initial leasing costs. Bancor and ASRE are both wholly owned subsidiaries of CGS Real Estate Company, Inc. William J. Carden, an officer and director of S-P Properties, Inc., the General Partner of the Partnership, controls 50% of CGS Real Estate Company, Inc.

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

      1.    Annual Report to the Limited Partners

      2.    Exhibit Number 27 - Selected Financial Data


B.    FINANCIAL STATEMENT SCHEDULES

      The following financial statement schedules and the report of the independent auditors thereon are included herein:

      1. Schedule II - Valuation and Qualifying Accounts and Reserves - for the years ended December 31, 1999, 1998 and 1997

      2. Schedule III - Real Estate and Accumulated Depreciation - December 31, 1999

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


Date:  March 19, 2000                /S/ THOMAS N. THURBER
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




Date:  March 19, 2000                /S/ THOMAS N. THURBER
       ----------------------------  --------------------------------------
                                     Thomas N. Thurber
                                     President  and Director
                                     S-P Properties, Inc.


Date:  March 19, 2000                /S/ WILLIAM J. CARDEN
       ----------------------------  --------------------------------------
                                     William J. Carden
                                     Assistant Secretary/Treasurer and Director
                                     S-P Properties, Inc.

Date:  March 19, 2000                /S/ G. ANTHONY EPPOLITO
       ----------------------------  --------------------------------------
                                     G. Anthony Eppolito
                                     Chief Accountant
                                     S-P Properties, Inc.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

To the Partners of
Sierra Pacific Development Fund

We have audited the consolidated financial statements of Sierra Pacific Development Fund, a California limited partnership, (the "Partnership") as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999 and have issued our report thereon dated February 25, 2000. Such consolidated financial statements and report are included in your 1999 Annual Report to the Limited Partners and are incorporated herein by reference. Our audits also included the financial statement schedules of Sierra Pacific Development Fund, listed in Item 14. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2000

                             SCHEDULE II - FORM 10-K
                         SIERRA PACIFIC DEVELOPMENT FUND
          VALUATION AND QUALIFYING ACCOUNTS AND RESERVES For the Years
                     Ended December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------

                                                                        INCOME -
                                                                       PRODUCING
                                                                      PROPERTIES
                                                                      ----------

Allowance for loss - January 1, 1997 ......................           $1,000,000

  Provision charged to costs
     and expenses (1) .....................................                    0
                                                                      ----------

Allowance for loss - December 31, 1997 ....................            1,000,000

  Provision charged to costs
     and expenses (1) .....................................                    0
                                                                      ----------

Allowance for Loss - December 31, 1998 ....................            1,000,000

   Provision charged to costs
      and expenses (1) ....................................                    0
                                                                      ----------

Allowance for loss - December 31, 1999 ....................           $1,000,000
                                                                      ==========



(1) See Note 1 to the consolidated financial statements incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

                            SCHEDULE III - FORM 10-K

                         SIERRA PACIFIC DEVELOPMENT FUND
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999

--------------------------------------------------------------------------------

                                                 INITIAL COST                                    GROSS AMOUNT AT
                                               TO PARTNERSHIP (1)     IMPROVEMENTS       WHICH CARRIED AT CLOSE OF PERIOD
                                           --------------------------  CAPITALIZED  -----------------------------------------
                                  ENCUMB-                  IMPROVE-   AFTER ACQUIS-                  IMPROVE-        TOTAL
            DESCRIPTION           RANCES       LAND          MENTS      ITION (2)       LAND          MENTS       (3)(4)(5)(6)
            -----------         ---------- -----------    -----------  -----------  -----------    -----------    -----------
OFFICE BUILDING-
  INCOME -PRODUCING:

Sierra Creekside (4)
San Ramon, California ......    $1,673,186 $ 1,555,033                 $ 6,079,539  $ 1,555,033    $ 4,291,935    $ 5,846,968


                                  ACCUM.          DATE            DATE        DEPREC.
            DESCRIPTION         DEPREC. (6)    CONSTRUCTED      ACQUIRED       LIFE
            -----------         -----------    -----------    -----------    ---------
OFFICE BUILDING-
  INCOME -PRODUCING:

Sierra Creekside (4)
San Ramon, California ......    $ 2,289,481          10/84          03/83    1-30 yrs.


(1)   The initial cost represents the original purchase price of the property.

(2)   The Partnership has capitalized property development costs.

(3)   Also represents cost for Federal Income Tax purposes.

(4) On February 1, 1994, the property was transferred to a joint venture, Sierra Creekside Partners. The Partnership has an equity interest of 93.45% and Sierra Mira Mesa Partners, an affiliate, has a 6.55% equity interest at December 31, 1999.

(5) A valuation allowance of $1,000,000 was established as the appraised value of the property declined below book value. See Notes 1 and 4 to the consolidated financial statements incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

(6) Reconciliation of total real estate carrying value and accumulated depreciation for the three years ended December 31, 1999 is as follows:


                                               TOTAL REAL ESTATE    ACCUMULATED
                                                 CARRYING VALUE     DEPRECIATION
                                                  -----------       -----------
Balance - January 1, 1997 ..................      $ 7,303,973       $ 3,080,645
   Additions during the year ...............           91,878           334,450
   Deductions:
     Write off fully depreciated assets ....       (1,458,841)       (1,458,841)
                                                  -----------       -----------

Balance - December 31, 1997 ................        5,937,010         1,956,254
   Additions during the year ...............           78,467           286,511
   Deductions:
     Write off fully depreciated assets ....         (101,860)         (101,860)
                                                  -----------       -----------

Balance - December 31, 1998 ................        5,913,617         2,140,905
   Additions during the year ...............           36,680           251,905
   Deductions:
     Write off fully depreciated assets ....         (103,329)         (103,329)
                                                  -----------       -----------

Balance - December 31, 1999 ................      $ 5,846,968       $ 2,289,481
                                                  ===========       ===========

                         SIERRA PACIFIC DEVELOPMENT FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                             SELECTED FINANCIAL DATA
        For the Years Ended December 31, 1999, 1998, 1997, 1996, and 1995

The following table sets forth certain selected historical financial data of the Partnership. The selected operating and financial position data as of and for each of the five years ended December 31, 1999 have been derived from the audited consolidated financial statements of the Partnership. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto which are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

--------------------------------------------------------------------------------

                                               1999           1998             1997           1996             1995
                                           -----------     -----------     -----------     -----------     -----------
REVENUES ..............................    $   919,184     $   919,614     $   757,755     $   755,644     $   592,529

OPERATING EXPENSES:
  Total ...............................        856,744         853,225         899,704         964,074         932,506
  Per dollar of revenues ..............           0.93            0.93            1.19            1.28            1.57
INTEREST EXPENSE:
  Total ...............................        152,563         156,636         160,359         163,762          69,614
  Per dollar of revenues ..............           0.17            0.17            0.21            0.22            0.12
NET LOSS:
  Total ...............................        (84,220)        (81,827)       (287,313)       (301,960)       (312,723)
  General Partner .....................              0               0               0               0               0
  Limited Partners ....................        (84,220)        (81,827)       (287,313)       (301,960)       (312,723)
  Per unit (1) ........................          (2.87)          (2.79)          (9.79)         (10.29)         (10.65)
CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES ................        181,564         210,479          19,341          45,678        (587,447)
CASH USED IN INVESTING
  ACTIVITIES ..........................        (36,680)        (78,467)        (91,878)       (204,875)       (284,946)
CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES ................        (94,138)       (135,796)        104,100        (572,443)      1,620,705
TOTAL ASSETS ..........................      3,118,972       3,267,524       3,436,450       3,709,875       4,554,858
PARTNERS'  EQUITY:
  Total ...............................      1,380,961       1,465,181       1,547,008       1,834,321       2,136,281
  General Partner .....................              0               0               0               0               0
  Limited Partners ....................      1,380,961       1,465,181       1,547,008       1,834,321       2,136,281
LIMITED PARTNERS' EQUITY - PER UNIT (1)          47.04           49.91           52.70           62.49           72.78
INCOME-PRODUCING PROPERTIES:
  Number ..............................              1               1               1               1               1
  Cost ................................      5,846,968       5,913,617       5,937,010       7,303,973       7,159,858
  Less: Accumulated depreciation ......     (2,289,481)     (2,140,905)     (1,956,254)     (3,080,645)     (2,737,823)
        Valuation allowance ...........     (1,000,000)     (1,000,000)     (1,000,000)     (1,000,000)     (1,000,000)
  Net book value ......................      2,557,487       2,772,712       2,980,756       3,223,328       3,422,035
NOTE PAYABLE - related to income-
  producing property ..................      1,673,186       1,720,324       1,763,420       1,802,820       1,838,747
MINORITY INTEREST IN CONSOLIDATED
  JOINT VENTURE .......................       (128,513)        (75,610)         25,510        (102,995)        476,836
DISTRIBUTIONS PER UNIT (1): ...........              0               0               0               0               0

(1) The net loss, limited partners' equity and distributions per unit are based upon the limited partnership units outstanding at the end of the year, 29,354 in all years. The cumulative cash distributions per limited partnership unit from inception to December 31, 1999 equal $166.75

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sierra Pacific Development Fund

We have audited the accompanying consolidated balance sheets of Sierra Pacific Development Fund, a California limited partnership, (the "Partnership") as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Pacific Development Fund as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2000

                         SIERRA PACIFIC DEVELOPMENT FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

--------------------------------------------------------------------------------

                                                        DECEMBER 31, 1999    DECEMBER 31, 1998
                                                        -----------------    -----------------
ASSETS

Cash and cash equivalents ..........................    $         134,154    $          83,408
Rent receivables:
   Unbilled rent (Notes 1 and 4) ...................               51,981               47,993
   Billed rent (Note 1) ............................                8,640                8,297
Due from affiliates (Note 3) .......................                    0               26,916
Income-producing property - net of
  accumulated depreciation and
  valuation allowance of $3,289,481
  in 1999 and $3,140,905 in 1998 (Note 4) ..........            2,557,487            2,772,712
Other assets (Notes 1, 2 and 3) ....................              238,197              252,588
Excess distributions to minority partner (Note 4) ..              128,513               75,610
                                                        -----------------    -----------------

Total Assets .......................................    $       3,118,972    $       3,267,524
                                                        =================    =================

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities (Note 2) .............    $          64,825    $          82,019
Note payable (Note 5) ..............................            1,673,186            1,720,324
                                                        -----------------    -----------------

Total Liabilities ..................................            1,738,011            1,802,343
                                                        -----------------    -----------------

Partners' equity (Notes 1 and 6):
  General Partner ..................................                    0                    0
  Limited Partners:
       30,000 units authorized,
       29,354 issued and
       outstanding .................................            1,380,961            1,465,181
                                                        -----------------    -----------------

Total Partners' equity .............................            1,380,961            1,465,181
                                                        -----------------    -----------------

Total Liabilities and Partners' equity .............    $       3,118,972    $       3,267,524
                                                        =================    =================

                            SEE ACCOMPANYING NOTES.

                         SIERRA PACIFIC DEVELOPMENT FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


--------------------------------------------------------------------------------

                                                     1999            1998            1997
                                                  -----------     -----------     -----------
REVENUES:
  Rental income (Note 1) .....................    $   919,172     $   919,602     $   757,716
  Interest income ............................             12              12              39
                                                  -----------     -----------     -----------

        Total revenues .......................        919,184         919,614         757,755
                                                  -----------     -----------     -----------

EXPENSES:
Operating expenses:
    Depreciation and amortization ............        337,049         370,805         409,297
    Maintenance and repairs ..................        113,003         109,938         140,098
    Utilities ................................         97,821         112,428         105,780
    Property taxes and insurance .............        102,316          91,815          78,394
    Legal and accounting .....................         36,786          36,215          37,083
    Administrative fees (Note 3) .............         48,023          29,717          30,750
    General and administrative ...............         35,876          37,185          38,720
    Management fees (Note 3) .................         39,654          41,516          33,559
    Salaries and payroll taxes ...............         14,014          14,400          14,400
    Renting expenses .........................              0               0           2,861
    Bad debt expense (Note 3) ................         26,916               0               0
    Other operating expenses .................          5,286           9,206           8,762
                                                  -----------     -----------     -----------

    Total operating expenses .................        856,744         853,225         899,704

Interest .....................................        152,563         156,636         160,359
                                                  -----------     -----------     -----------

        Total expenses .......................      1,009,307       1,009,861       1,060,063
                                                  -----------     -----------     -----------

LOSS BEFORE MINORITY INTEREST'S SHARE
  OF CONSOLIDATED JOINT VENTURE LOSS .........        (90,123)        (90,247)       (302,308)
                                                  -----------     -----------     -----------

MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS ............          5,903           8,420          14,995
                                                  -----------     -----------     -----------

NET LOSS .....................................    $   (84,220)    $   (81,827)    $  (287,313)
                                                  ===========     ===========     ===========

Net loss per limited partnership unit (Note 1)    $     (2.87)    $     (2.79)    $     (9.79)
                                                  ===========     ===========     ===========

                             SEE ACCOMPANYING NOTES.

                         SIERRA PACIFIC DEVELOPMENT FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------

                                              LIMITED PARTNERS                             TOTAL
                                        ---------------------------       GENERAL        PARTNERS'
                                          PER UNIT         TOTAL          PARTNER         EQUITY
                                        -----------     -----------     -----------     -----------
Partners' equity - January 1, 1997 .    $     62.49     $ 1,834,321     $         0     $ 1,834,321
Net loss ...........................          (9.79)       (287,313)                       (287,313)
                                        -----------     -----------     -----------     -----------

Partners' equity - December 31, 1997          52.70       1,547,008               0       1,547,008
Net loss ...........................          (2.79)        (81,827)                        (81,827)
                                        -----------     -----------     -----------     -----------

Partners' equity - December 31, 1998          49.91       1,465,181               0       1,465,181
Net loss ...........................          (2.87)        (84,220)                        (84,220)
                                        -----------     -----------     -----------     -----------

Partners' equity - December 31, 1999    $     47.04     $ 1,380,961     $         0     $ 1,380,961
                                        ===========     ===========     ===========     ===========

                             SEE ACCOMPANYING NOTES.

                         SIERRA PACIFIC DEVELOPMENT FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------

                                                           1999           1998         1997
                                                         ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..........................................    $ (84,220)    $ (81,827)    $(287,313)
  Adjustments to reconcile net loss
  to net cash provided by operating activities:
    Depreciation and amortization ...................      337,049       370,805       409,297
    Minority interest's share of consolidated
      joint venture loss ............................       (5,903)       (8,420)      (14,995)
    Bad debt expense ................................       26,916             0             0
    (Increase) decrease in rent receivable ..........       (4,331)       16,672        31,202
    Increase in other assets ........................      (70,753)      (68,258)      (43,633)
    Decrease in accrued and other liabilities .......      (17,194)      (18,493)      (75,217)
                                                         ---------     ---------     ---------

    Net cash provided by operating activities .......      181,564       210,479        19,341
                                                         ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property additions ...................      (36,680)      (78,467)      (91,878)
                                                         ---------     ---------     ---------

  Net cash used in investing activities .............      (36,680)      (78,467)      (91,878)
                                                         ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributions from minority investor ..............       40,000        85,300       168,500
  Distributions to minority investor ................      (87,000)     (178,000)      (25,000)
  Principal payments on note payable ................      (47,138)      (43,096)      (39,400)
                                                         ---------     ---------     ---------

  Net cash (used in) provided by financing activities      (94,138)     (135,796)      104,100
                                                         ---------     ---------     ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS .............................       50,746        (3,784)       31,563

CASH AND CASH EQUIVALENTS - Beginning of year .......       83,408        87,192        55,629
                                                         ---------     ---------     ---------

CASH AND CASH EQUIVALENTS - End of year .............    $ 134,154     $  83,408     $  87,192
                                                         =========     =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the year for interest ............    $ 152,916     $ 156,959     $ 160,655
                                                         =========     =========     =========


                             SEE ACCOMPANYING NOTES.

                         SIERRA PACIFIC DEVELOPMENT FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------



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

In February 1994, the Partnership created a California general partnership (Sierra Creekside Partners) with Sierra Mira Mesa Partners ("SMMP") to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Creekside property. The Partnership contributed the Property and SMMP contributed cash to this newly formed California general partnership. At December 31, 1999, the Partnership's remaining real estate asset is a 93.45% interest in Sierra Creekside Partners.

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

Sierra Pacific Development Fund
Notes to Consolidated Financial Statements
Page two


FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of the Partnership at December 31, 1999 and 1998 consist of cash and cash equivalents, receivables, due from affiliates, accounts payable and note payable. The fair value of cash and cash equivalents, receivables, and accounts payable approximates the carrying value due to the short term nature of these items. In the opinion of management, the fair value of the note payable approximates the carrying value as the interest rate is based on a floating index. The amounts due from affiliates are not fair valued due to the related party nature of this receivable.

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

The Partnership regularly evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Future cash flows are estimated and compared to the carrying amount of the asset to determine if an impairment has occurred. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Partnership shall recognize an impairment loss. Impairments totaling $1,000,000 were recognized prior to 1995 as appraisals indicated other than temporary declines in value.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1999. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

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

CALCULATION OF EQUITY AND NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT

Equity and net income (loss) per limited partnership unit are determined by dividing the Limited Partners' equity and net income (loss) by the number of limited partnership units outstanding, 29,354 for all periods presented.

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

2.    DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 1999 and 1998, is as follows:

                                                            1999          1998
                                                          --------      --------
Other assets:
   Prepaid expenses ................................      $ 14,906      $ 14,196
   Deferred loan costs, net of accumulated
     amortization of $36,365 in 1999
     and $28,122 in 1998 ...........................        86,020        54,263
   Deferred leasing costs, net of accumulated
     amortization of $227,612 in 1998
     and $175,256 in 1998 ..........................       137,271       184,129
                                                          --------      --------
                                                          $238,197      $252,588
                                                          ========      ========
Accrued and other liabilities:
   Accounts payable ................................      $  2,684      $  7,488
   Accrued expenses ................................             0        16,603
   Security deposits ...............................        49,592        42,986
   Interest payable ................................        12,549        12,902
   Other ...........................................             0         2,040
                                                          --------      --------
                                                          $ 64,825      $ 82,019
                                                          ========      ========

Sierra Pacific Development Fund
Notes to Consolidated Financial Statements
Page four


3.    GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

An affiliate of the General Partner may receive a management fee of 6% of the gross rental income (as defined in the partnership agreement) collected from the properties. Management fees paid to affiliates for the years ended December 31, 1999, 1998 and 1997 were $39,654, $41,516 and $33,559, respectively.

An affiliate of the General Partner is entitled to reimbursement for expenses incurred by the affiliate for services provided to the Partnership such as accounting, legal, data processing and similar services. The affiliate was reimbursed $50,428, $38,922 and $34,870 for such services for the years ended December 31, 1999, 1998 and 1997, respectively. Additionally, the Partnership reimbursed affiliates for construction supervision costs incurred by the affiliates. For the years ended December 31, 1999, 1998 and 1997 the affiliates received $0, $6,209 and $12,358, respectively, for tenant improvements supervisory costs.

In consideration for services rendered with respect to initial leasing of Partnership properties, affiliates of the General Partner are paid initial leasing costs. For the years ended December 31, 1999, 1998 and 1997 these fees amounted to $2,875, $42,738 and $19,097, respectively, and were recorded as deferred leasing costs.

During 1996, the Partnership made a non-interest bearing loan to an affiliate in the amount of $26,916. This loan was uncollectible and subsequently written off to bad debt expense in 1999.


4.    INCOME-PRODUCING PROPERTY

At December 31, 1999 and 1998, the total cost and accumulated depreciation of the property are as follows:

                                                  1999                 1998
                                               -----------          -----------


Land .................................         $ 1,555,033          $ 1,555,033
Building and improvements ............           4,291,935            4,358,584
                                               -----------          -----------


         Total .......................           5,846,968            5,913,617

Accumulated depreciation .............          (2,289,481)          (2,140,905)
Valuation allowance (Note 1) .........          (1,000,000)          (1,000,000)
                                               -----------          -----------

         Net .........................         $ 2,557,487          $ 2,772,712
                                               ===========          ===========

During 1999 and 1998, the Partnership removed $103,329 and $101,860, respectively, from its buildings and improvements and related accumulated depreciation accounts for fully depreciated property.

Sierra Pacific Development Fund
Notes to Consolidated Financial Statements
Page five


On February 1, 1994, the Partnership formed a California general partnership with Sierra Mira Mesa Partners ("SMMP"), an affiliate. The joint venture, known as Sierra Creekside Partners ("SCP"), was formed to develop and operate the Sierra Creekside property. The Partnership had a 79.2% equity interest with its contribution of Sierra Creekside. Such interest was computed based upon the estimated fair value of SCP's net assets at the date of formation of the joint venture. SMMP was allocated a 20.8% initial equity interest in SCP in exchange for its $745,000 cash contribution ($147,359, net, through December 31, 1996). SMMP made additional cash contributions amounting to $168,500, $85,300 and $40,000 and received distributions amounting to $25,000, $178,000 and $87,000 during 1997, 1998 and 1999, respectively. The percentage interests of the Partnership and Sierra Mira Mesa Partners are to be adjusted every January 1st during the term of Sierra Creekside Partners, beginning January 1, 1995. Accordingly, as of January 1, 1997, 1998 and 1999, the Partnership's interest in SCP was changed to 95.04%, 90.67% and 93.45%, respectively. On January 1, 2000, the Partnership's interest will be increased to 94.92% and SMMP's interest will be decreased to 5.08% to reflect the 1999 contributions and distributions. Under the terms of the SCP joint venture agreement, SMMP will receive preferential cash distributions of available "Distributable Funds" from the operation of SCP or sale of its property to the extent of its capital contributions. Additional Distributable Funds are allocable to the Partnership to the extent of the deemed fair value of its property contribution, and the remainder to the Partnership and SMMP in proportion to their respective equity interests. The excess of cash distributions to SMMP over cash contributions from SMMP and income or loss allocated to SMMP is reported as an asset in the Partnership's balance sheet.

Future minimum base rental income, under the existing operating leases for the Sierra Creekside property, to be recognized on a straight-line basis and amounts to be received on a cash basis are as follows:

                                         STRAIGHT-LINE          CASH
          YEAR ENDING DECEMBER 31,          BASIS               BASIS
          ------------------------        ----------         ----------

                   2000                   $  799,950         $  808,869
                   2001                      579,738            596,785
                   2002                      380,580            400,408
                   2003                      134,902            141,055
                   2004                        1,998              2,032
                                          ----------         ----------

                          Total           $1,897,168         $1,949,149
                                          ==========         ==========

The Partnership relied on three tenants to generate 44% of total 1999 rental income. The breakdown for these three tenants' industry segments and rental income contribution is as follows: 16% for a tenant in the construction industry, 13% billing and collection services, and 15% banking.


5.    NOTE PAYABLE

At December 31, 1999, note payable consisted of one loan with a bank with an original principal balance of $1,850,000. The note bore interest at 3.5% above the 11th District Cost of Funds Index with a minimum of 9% and a maximum of 14% (9% at December 31, 1999). The note was secured by substantially all of the assets of the Partnership. The maturity date of the note was July 1, 2005.

On January 25, 2000, the bank note was repaid. On the same date, the Partnership entered into a new loan agreement with General Electric Capital Corporation ("GECC") in the amount of $4,250,000. The lender funded $4,050,000 at closing and held back $200,000 to be drawn upon to help finance future tenant improvements and leasing costs. This loan, which is secured by the Sierra Creekside property, bears interest at 2.75% above the GECC Composite Commercial Paper Rate (8.52% at December 31, 1999). Principal and interest payments are due monthly based on a 30-year amortization. The loan matures January 31, 2005.

Sierra Pacific Development Fund
Notes to Consolidated Financial Statements
Page six


Annual maturities on the GECC loan are: $23,983 in 2000; $31,183 in 2001; $34,030 in 2002; $37,138 in 2003; $40,529 in 2004; and $3,883,137 thereafter.
The Partnership is exposed to interest rate fluctuations associated with the loan.

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

Upon any sale, refinancing or other dispositions of the Partnership's real property, allocations of the proceeds are distributed to the Limited Partners until each has received 100% of his Adjusted Capital Contributions plus a 15% per annum cumulative return on such invested capital. Any remaining proceeds shall be distributed 80% to the Limited Partners and 20% to the General Partner.

                    EXECUTIVE OFFICERS OF THE GENERAL PARTNER

The Executive Officers of S-P Properties, Inc., the General Partner are as follows:


NAME                             POSITION
----                             --------
Thomas N. Thurber                President and Director

Gregory J. Nooney, Jr.            Vice President

Patricia A. Nooney               Vice President

William J. Carden                Assistant Secretary/Treasurer and Director



The 10-K Report sent to the Securities and Exchange Commission contains additional information on the Partnership's operations and is available to Limited Partners upon request.