Form 10-Q
period 2000-03-31
SIERRA PACIFIC DEVELOPMENT FUND
filed 2000-05-15
CIK 351698

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter ended                        March 31, 2000
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

                                                                           PAGE
                                                                          NUMBER
                                                                          ------


Consolidated Balance Sheets - March 31, 2000 and December 31, 1999 .......   4

Consolidated Statements of Operations - For the Three Months
Ended March 31, 2000 and 1999 ............................................   5

Consolidated Statements of Changes in Partners' Equity - For
the Year Ended December 31, 1999 and for the Three Months Ended
March 31, 2000 ...........................................................   6

Consolidated Statements of Cash Flows - For the Three Months
Ended March 31, 2000 and 1999 ............................................   7

Notes to Consolidated Financial Statements................................   8

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

(a)         OVERVIEW

The following discussion should be read in conjunction with the Sierra Pacific Development Fund's (the Partnership) Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns a 94.92% interest in the Sierra Creekside Partnership, which operates the Sierra Creekside property (the Property) in San Diego, CA.

(b)         RESULTS OF OPERATIONS

Rental income for the three months ended March 31, 2000 increased by approximately $15,000, or 7%, when compared to the corresponding period in the prior year, primarily due to higher occupancy and rental rates. Occupancy at the Property increased from 96% at March 31, 1999 to 100% at March 31, 2000.

Operating expenses for the three months ended March 31, 2000 increased by approximately $28,000, or 22%, in comparison to the same period in 1999. This increase was principally due to higher maintenance and repair costs and utilities. In addition, data processing and accounting and auditing costs rose during the quarter.

Interest expense of approximately $73,000 was recorded during the first quarter compared to approximately $39,000 for the same period in the prior year. As stated below, the Partnership refinanced its mortgage loan on the Property in January 2000.

An extraordinary loss of approximately $46,000 was recorded in the quarter due to the write-off of deferred loan costs associated with the payoff of the mortgage loan with Home Federal Savings.

 (c)        LIQUIDITY AND CAPITAL RESOURCES

In January 2000, the Partnership paid its loan balance of $1,669,000 to Home Federal Savings and entered into a loan agreement with General Electric Capital Corporation (GECC) in the amount of $4,250,000. The lender funded $4,050,000 at closing and held back $200,000 to be drawn upon to help finance future tenant improvements and leasing costs. The Partnership received net proceeds of $2,222,000 as a result of the new loan. The loan is secured by the Property and bears interest at 2.75% above the GECC Composite Commercial Paper Rate. Principal and interest payments are due monthly based on a 30-year amortization. The loan matures January 31, 2005. The majority of the loan proceeds were distributed to the minority owner of the property, Sierra Mira Mesa Partners
(SMMP).

The Partnership is in an illiquid position at March 31, 2000 with cash of approximately $82,000 and accrued and other liabilities of approximately $132,000. However, a source of cash is available through contributions from SMMP.

The Partnership's primary capital requirements are for the construction of new tenant space and debt obligations. It is anticipated that these requirements will be funded from the operations of the Property, the $200,000 tenant improvement/lease commission holdback and contributions from SMMP.

Inflation:

The Partnership does not expect inflation to be a material factor in its operations in 2000.

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999

--------------------------------------------------------------------------------

                                                                                                 MARCH 31, 2000   DECEMBER 31, 1999
                                                                                                 ---------------   ---------------
                                                                                                  (UNAUDITED)
ASSETS

Cash and cash equivalents ....................................................................   $        82,081   $       134,154
Receivables:
   Unbilled rent .............................................................................            51,068            51,981
   Billed rent ...............................................................................                 0             8,640
Income-producing property - net of
  accumulated depreciation and valuation
  allowance of $3,343,695 and $3,289,481,
  respectively ...............................................................................         2,497,050         2,557,487
Other assets - net of accumulated amortization
  of $248,218 and $263,977, respectively......................................................           315,574           238,197
Excess distributions to minority Partner .....................................................         2,496,394           128,513
                                                                                                 ---------------   ---------------

Total Assets .................................................................................   $     5,442,167   $     3,118,972
                                                                                                 ===============   ===============

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities ................................................................   $       132,001   $        64,825
Notes payable ................................................................................         4,047,554         1,673,186
                                                                                                 ---------------   ---------------

Total Liabilities ............................................................................         4,179,555         1,738,011
                                                                                                 ---------------   ---------------

Partners' equity (deficit):
  General Partner ............................................................................           (81,954)                0
  Limited Partners:
       30,000 units authorized,
       29,354 issued and
       outstanding ...........................................................................         1,344,566         1,380,961
                                                                                                 ---------------   ---------------

Total Partners' equity .......................................................................         1,262,612         1,380,961
                                                                                                 ---------------   ---------------

Total Liabilities and Partners' equity .......................................................   $     5,442,167   $     3,118,972
                                                                                                 ===============   ===============

                             SEE ACCOMPANYING NOTES

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

--------------------------------------------------------------------------------

                                                                                                       2000              1999
                                                                                                 ---------------    ---------------
                                                                                                    (UNAUDITED)       (UNAUDITED)
REVENUES:
  Rental income ..............................................................................   $       229,440    $       214,772
                                                                                                 ---------------    ---------------

          Total revenues .....................................................................           229,440            214,772
                                                                                                 ---------------    ---------------

EXPENSES:
  Operating expenses .........................................................................           154,180            126,351
  Depreciation and amortization ..............................................................            81,042             86,305
  Interest ...................................................................................            72,881             38,537
                                                                                                 ---------------    ---------------

          Total costs and expenses ...........................................................           308,103            251,193
                                                                                                 ---------------    ---------------

LOSS BEFORE EXTRAORDINARY LOSS ...............................................................           (78,663)           (36,421)

EXTRAORDINARY LOSS FROM WRITE-OFF
  OF DEFERRED LOAN COSTS .....................................................................           (46,020)                 0
                                                                                                 ---------------    ---------------

LOSS BEFORE MINORITY INTEREST'S SHARE
  OF CONSOLIDATED JOINT VENTURE LOSS .........................................................          (124,683)           (36,421)
                                                                                                 ---------------    ---------------

MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS ............................................................             6,334              2,386
                                                                                                 ---------------    ---------------

NET LOSS .....................................................................................   $      (118,349)   $       (34,035)
                                                                                                 ===============    ===============

Per limited partnership unit:
  Loss before extraordinary loss .............................................................             (2.44)             (1.16)
  Extraordinary loss .........................................................................             (1.55)                 0
                                                                                                 ---------------    ---------------
Net loss per limited partnership unit ........................................................   $         (3.99)   $         (1.16)
                                                                                                 ===============    ===============

                             SEE ACCOMPANYING NOTES

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)

                 CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS'
                 EQUITY FOR THE YEAR ENDED DECEMBER 31, 1999 AND
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

--------------------------------------------------------------------------------

                                                                    LIMITED PARTNERS                                     TOTAL
                                                          ----------------------------------        GENERAL            PARTNERS'
                                                              PER UNIT            TOTAL             PARTNER             EQUITY
                                                          ---------------    ---------------    ---------------    ---------------
Proceeds from sale of
  partnership units ...................................   $        500.00    $    14,677,000                       $    14,677,000
Underwriting commissions
  and other organization expenses .....................            (60.29)        (1,769,862)                           (1,769,862)
Cumulative net income (loss)
  (to December 31, 1999) ..............................           (225.92)        (6,631,704)   $        14,600         (6,617,104)
Cumulative distributions
  (to December 31, 1999) ..............................           (166.75)        (4,894,473)           (14,600)        (4,909,073)
                                                          ---------------    ---------------    ---------------    ---------------

Partners' equity - January 1, 2000 (audited) ..........             47.04          1,380,961                  0          1,380,961
Cumulative adjustment of net loss allocation ..........              2.26             80,771            (80,771)                 0
Net loss (unaudited) ..................................             (3.99)          (117,166)            (1,183)          (118,349)
                                                          ---------------    ---------------    ---------------    ---------------

Partners' equity (deficit) - March 31, 2000 (unaudited)   $         45.31    $     1,344,566    $       (81,954)   $     1,262,612
                                                          ===============    ===============    ===============    ===============

                             SEE ACCOMPANYING NOTES

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

--------------------------------------------------------------------------------

                                                                                                       2000              1999
                                                                                                 ---------------    ---------------
                                                                                                    (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...................................................................................   $      (118,349)   $       (34,035)
  Adjustments to reconcile net loss
  to cash (used in) provided by operating activities:
    Depreciation and amortization ............................................................            81,042             86,305
    Extraordinary loss from write-off of deferred
      loan costs .............................................................................            46,020                  0
    Minority interest's share of consolidated
      joint venture loss .....................................................................            (6,334)            (2,386)
    Decrease (increase) in receivables .......................................................             9,553             (2,724)
    Increase in other assets .................................................................           (31,566)           (11,329)
    Increase in accrued and other liabilities ................................................            67,176             54,690
                                                                                                 ---------------    ---------------

    Net cash (used in) provided by operating activities ......................................            47,542             90,521
                                                                                                 ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from note payable secured by property ...........................................         4,050,000                  0
    Principal payments on notes payable ......................................................        (1,675,632)           (11,391)
    Payments on deferred loan costs ..........................................................          (112,436)                 0
    Distributions to minority partner ........................................................        (2,361,547)                 0
    Loan to affiliate ........................................................................                 0            (78,000)
                                                                                                 ---------------    ---------------

    Net cash used in financing activities ....................................................           (99,615)           (89,391)
                                                                                                 ---------------    ---------------

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS ......................................................................           (52,073)             1,130

CASH AND CASH EQUIVALENTS
    Beginning of period ......................................................................           134,154             83,408
                                                                                                 ---------------    ---------------

CASH AND CASH EQUIVALENTS
    End of period ............................................................................   $        82,081    $        84,538
                                                                                                 ===============    ===============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest ..................................................   $        55,108    $        38,622
                                                                                                 ===============    ===============

                             SEE ACCOMPANYING NOTES

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)
                              ---------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

1.    ORGANIZATION

In February 1994, Sierra Pacific Development Fund (the Partnership) created a general partnership (Sierra Creekside Partners) with Sierra Mira Mesa Partners
(SMMP) to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Creekside property (the Property). The Partnership Agreement of Sierra Creekside Partners (the Agreement) was amended effective January 1, 1995 to consider both contributions and distributions when calculating each partners' percentage interest at January 1 of each year. Accordingly, on January 1, 2000, the Partnership's interest in Sierra Creekside Partners was increased from 93.45% to 94.92% to reflect 1999 contributions and distributions.

2.    BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sierra Creekside Partners at March 31, 2000. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at March 31, 2000 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1999.

3.    RELATED PARTY TRANSACTIONS

Included in the financial statements for the three months ended March 31, 2000 and 1999 are affiliate transactions as follows:

                                                MARCH 31
                                         -----------------------
                                            2000         1999
                                         ----------   ----------
           Management fees               $   10,987   $    9,324
           Administrative fees               10,632        8,936

Sierra Pacific Development Fund
Notes to Consolidated Financial Statements (Unaudited)
Page two


4.    PARTNERS' EQUITY

Equity and net loss per limited partnership unit is determined by dividing the limited partners' share of the Partnership's equity and net loss by the number of limited partnership units outstanding, 29,354.

Partners' equity accounts have been adjusted to reflect an allocation of cumulative net loss to the partners in accordance with the agreement of limited partnership. This agreement provides that 99% of operating income, gains, losses, deductions and credits of the Partnership shall be allocated among the limited partners and 1% be allocated to the general partner.

Prior year balances have not been adjusted because management does not believe that the effects of these adjustments are significant to the prior year partners' equity balances.

                           PART II - OTHER INFORMATION

ITEM  6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

 Exhibit
  Number      Description of Exhibit
-----------   -----------------------------
        27    Financial Data Schedule

(b)   Reports on Form 8-K

      A Form 8-K was filed in April 2000 reporting a change in the Partnership's Certifying Accountant.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

                           SIERRA PACIFIC DEVELOPMENT FUND
                           a Limited Partnership
                           S-P PROPERTIES, INC.
                           General Partner

Date:  MAY 10, 2000        /S/ THOMAS N. THURBER
       ------------        -----------------------------------------------
                           Thomas N. Thurber
                           President and Director

Date:  MAY 10, 2000        /S/ G. ANTHONY EPPOLITO
       ------------        -----------------------------------------------
                           G. Anthony Eppolito
                           Chief Accountant