Form 10-Q
period 2000-06-30
SIERRA PACIFIC DEVELOPMENT FUND
filed 2000-08-15
CIK 351698

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter ended                         June 30, 2000
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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                           PAGE
                                                                          NUMBER

Consolidated Balance Sheets - June 30, 2000 and December 31, 1999           4

Consolidated Statements of Operations - For the Six Months
Ended June 30, 2000 and 1999 and for the Three Months Ended
June 30, 2000 and 1999                                                      5

Consolidated Statements of Changes in Partners' Equity - For the Year Ended December 31, 1999 and for the Six Months Ended

June 30, 2000                                                               6

Consolidated Statements of Cash Flows - For the Six Months Ended
June 30, 2000 and 1999                                                      7

Notes to Consolidated Financial Statements                                  8


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

(b)         RESULTS OF OPERATIONS

Rental income for the six months ended June 30, 2000 increased by approximately $42,000, or 9%, when compared to the corresponding period in the prior year, primarily due to higher rental rates. One tenant, who leases approximately 7,000 square feet of the Property, extended his lease for an additional five-year term in March 2000 at a higher rate. Rental income for the quarter ended June 30, 2000 increased by approximately $27,000, or 12%, principally as a result of the lease extension. The Property was 100% occupied at June 30, 2000 and 1999.

Operating expenses for the six months ended June 30, 2000 increased by approximately $22,000, or 9%, in comparison to the same period in 1999. This increase was principally due to higher utilities and maintenance and repair costs. This increase was partially offset by a decrease in administrative costs incurred during the period. Operating expenses for the three months ended June 30, 2000 decreased by approximately $6,000 or 5%, primarily as a result of the lower administrative costs.

Depreciation and amortization expenses for the six months and three months ended June 30, 2000 decreased by approximately $14,000, or 8%, and by approximately $9,000, or 10%, respectively, principally due to fully depreciated capitalized tenant improvements and fully amortized lease costs.

Interest expense for the six months and three months ended June 30, 2000, increased by approximately $88,000 and $53,000, respectively, when compared to the same periods in the prior year. As stated below, the Partnership refinanced its mortgage loan on the Property in January 2000.

An extraordinary loss of approximately $46,000 was recorded in the first quarter due to the write-off of deferred loan costs associated with the payoff of the mortgage loan with Home Federal Savings.

(c)        LIQUIDITY AND CAPITAL RESOURCES

In January 2000, the Partnership paid its loan balance of $1,669,000 to Home Federal Savings and entered into a loan agreement with General Electric Capital Corporation (GECC) in the amount of $4,250,000. The lender funded $4,050,000 at closing and held back $200,000 to be drawn upon to help finance future tenant improvements and leasing costs. The Partnership received net proceeds of $2,222,000 as a result of the new loan. The loan is secured by the Property and bears interest at 2.75% above the GECC Composite Commercial Paper Rate. Principal and interest payments are due monthly based on a 30-year amortization. The loan matures January 31, 2005. The majority of the loan proceeds were distributed to the minority owner of the property, Sierra Mira Mesa Partners
(SMMP). During the six months ended June 30, 2000, SMMP received distributions totaling approximately $2,433,000 from the Partnership and made contributions totaling approximately $78,000 to the Partnership.

The Partnership is in a liquid position at June 30, 2000 with cash and billed receivables of approximately $124,000 and accrued and other liabilities of approximately $108,000. A secondary source of cash is available through contributions from SMMP.

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

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                                                                             JUNE 30, 2000
                                                                                              (UNAUDITED)          DECEMBER 31, 1999
                                                                                          ------------------      ------------------
ASSETS

Cash and cash equivalents ...........................................................     $          108,848      $          134,154
Receivables:
   Unbilled rent ....................................................................                 52,726                  51,981
   Billed rent ......................................................................                 14,992                   8,640
Income-producing property - net of
  accumulated depreciation and valuation
  allowance of $3,231,848 and $3,289,481,
  respectively ......................................................................              2,442,996               2,557,487
Other assets - net of accumulated amortization
  of $187,078 and $263,977, respectively ............................................                277,408                 238,197
Excess distributions to minority Partner ............................................              2,490,568                 128,513
                                                                                          ------------------      ------------------

Total Assets ........................................................................     $        5,387,538      $        3,118,972
                                                                                          ==================      ==================

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities .......................................................     $          108,346      $           64,825
Notes payable .......................................................................              4,040,218               1,673,186
                                                                                          ------------------      ------------------

Total Liabilities ...................................................................              4,148,564               1,738,011
                                                                                          ------------------      ------------------

Partners' equity (deficit):
  General Partner ...................................................................                (82,191)                      0
  Limited Partners:
       30,000 units authorized,
       29,354 issued and
       outstanding ..................................................................              1,321,165               1,380,961
                                                                                          ------------------      ------------------

Total Partners' equity ..............................................................              1,238,974               1,380,961
                                                                                          ------------------      ------------------

Total Liabilities and Partners' equity ..............................................     $        5,387,538      $        3,118,972
                                                                                          ==================      ==================

                             SEE ACCOMPANYING NOTES

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
              AND FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

--------------------------------------------------------------------------------

                                                                          SIX MONTHS ENDED                 THREE MONTHS ENDED
                                                                              JUNE 30,                          JUNE 30,
                                                                    -----------------------------     -----------------------------
                                                                        2000             1999            2000             1999
                                                                     (UNAUDITED)      (UNAUDITED)     (UNAUDITED)      (UNAUDITED)
                                                                    ------------     ------------     ------------     ------------
REVENUES:
  Rental income ................................................    $    489,777     $    448,066     $    260,337     $    233,294
                                                                    ------------     ------------     ------------     ------------

          Total revenues .......................................         489,777          448,066          260,337          233,294
                                                                    ------------     ------------     ------------     ------------

EXPENSES:
  Operating expenses ...........................................         268,936          247,077          114,756          120,726
  Depreciation and amortization ................................         160,035          174,227           78,993           87,922
  Interest .....................................................         164,372           76,814           91,491           38,277
                                                                    ------------     ------------     ------------     ------------

          Total costs and expenses .............................         593,343          498,118          285,240          246,925
                                                                    ------------     ------------     ------------     ------------

LOSS BEFORE EXTRAORDINARY LOSS .................................        (103,566)         (50,052)         (24,903)         (13,631)

EXTRAORDINARY LOSS FROM WRITE-OFF
  OF DEFERRED LOAN COSTS .......................................         (46,020)               0                0                0
                                                                    ------------     ------------     ------------     ------------

LOSS BEFORE MINORITY INTEREST'S SHARE
  OF CONSOLIDATED JOINT VENTURE LOSS ...........................        (149,586)         (50,052)         (24,903)         (13,631)
                                                                    ------------     ------------     ------------     ------------

MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS ..............................           7,599            3,279            1,265              893
                                                                    ------------     ------------     ------------     ------------

NET LOSS .......................................................    $   (141,987)    $    (46,773)    $    (23,638)    $    (12,738)
                                                                    ============     ============     ============     ============

Per limited partnership unit:
  Loss before extraordinary loss ...............................    $      (3.24)    $      (1.59)    $      (0.80)    $      (0.43)
  Extraordinary loss ...........................................           (1.55)               0                0                0
                                                                    ------------     ------------     ------------     ------------
Net loss per limited partnership unit ..........................    $      (4.79)    $      (1.59)    $      (0.80)    $      (0.43)
                                                                    ============     ============     ============     ============

                             SEE ACCOMPANYING NOTES

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

--------------------------------------------------------------------------------

                                                                            LIMITED PARTNERS                               TOTAL
                                                                       ----------------------------      GENERAL         PARTNERS'
                                                                         PER UNIT          TOTAL         PARTNER          EQUITY
                                                                       ------------    ------------    ------------    ------------
Proceeds from sale of
  partnership units ................................................   $     500.00    $ 14,677,000                    $ 14,677,000
Underwriting commissions
  and other organization expenses ..................................         (60.29)     (1,769,862)                     (1,769,862)
Cumulative net income (loss)
  (to December 31, 1998) ...........................................        (223.05)     (6,547,484)   $     14,600      (6,532,884)
Cumulative distributions
  (to December 31, 1998) ...........................................        (166.75)     (4,894,473)        (14,600)     (4,909,073)
                                                                       ------------    ------------    ------------    ------------

Partners' equity - January 1, 1999 .................................          49.91       1,465,181               0       1,465,181
Net loss ...........................................................          (2.87)        (84,220)                        (84,220)
                                                                       ------------    ------------    ------------    ------------

Partners' equity - January 1, 2000 (audited) .......................          47.04       1,380,961               0       1,380,961
Transfer among general partner and limited partners.................           2.26          80,771         (80,771)              0
Net loss (unaudited) ...............................................          (4.79)       (140,567)         (1,420)       (141,987)
                                                                       ------------    ------------    ------------    ------------

Partners' equity (deficit) - June 30, 2000 (unaudited) .............   $      44.51    $  1,321,165    $    (82,191)   $  1,238,974
                                                                       ============    ============    ============    ============

                             SEE ACCOMPANYING NOTES

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

--------------------------------------------------------------------------------

                                                                                                       2000                1999
                                                                                                    (UNAUDITED)         (UNAUDITED)
                                                                                                   ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .................................................................................       $   (141,987)       $    (46,773)
  Adjustments to reconcile net loss
  to cash provided by operating activities:
    Depreciation and amortization ..........................................................            160,035             174,227
    Extraordinary loss from write-off of deferred
      loan costs ...........................................................................             46,020                   0
    Minority interest's share of consolidated
      joint venture loss ...................................................................             (7,599)             (3,279)
    (Increase) decrease in receivables .....................................................             (7,097)              4,186
    Increase in other assets ...............................................................            (18,339)            (17,138)
    Increase (decrease) in accrued and other liabilities ...................................             43,521             (13,463)
                                                                                                   ------------        ------------

    Net cash provided by operating activities ..............................................             74,554              97,760
                                                                                                   ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ........................................................                  0              (9,642)
                                                                                                   ------------        ------------

    Net cash used in investing activities ..................................................                  0              (9,642)
                                                                                                   ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from note payable secured by property .........................................          4,050,000                   0
    Principal payments on notes payable ....................................................         (1,682,968)            (23,041)
    Payments on deferred loan costs ........................................................           (112,436)                  0
    Contributions from minority partner ....................................................             78,091                   0
    Distributions to minority partner ......................................................         (2,432,547)                  0
    Loan to affiliate ......................................................................                  0             (47,000)
                                                                                                   ------------        ------------

    Net cash used in financing activities ..................................................            (99,860)            (70,041)
                                                                                                   ------------        ------------

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS ....................................................................            (25,306)             18,077

CASH AND CASH EQUIVALENTS
    Beginning of period ....................................................................            134,154              83,408
                                                                                                   ------------        ------------

CASH AND CASH EQUIVALENTS
    End of period ..........................................................................       $    108,848        $    101,485
                                                                                                   ============        ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for real estate taxes .......................................       $     36,473        $     36,816
                                                                                                   ============        ============

   Cash paid during the period for interest ................................................       $    146,360        $     76,986
                                                                                                   ============        ============

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

2.    BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sierra Creekside Partners at June 30, 2000. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at June 30, 2000 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1999.

3.    RELATED PARTY TRANSACTIONS

Included in the financial statements for the six months ended June 30, 2000 and 1999 are affiliate transactions as follows:

                                                June 30
                                         -----------------------
                                            2000       1999
                                         -----------------------
           Management fees                 $ 21,235    $ 20,245
           Administrative fees               20,398      30,739

Sierra Pacific Development Fund
Notes to Consolidated Financial Statements (Unaudited)
Page two

4.    PARTNERS' EQUITY

Equity and net loss per limited partnership unit is determined by dividing the limited partners' share of the Partnership's equity and net loss by the number of limited partnership units outstanding, 29,354.

During the quarter ended March 31, 2000, an amount was transferred between the partners' equity accounts such that 99% of cumulative operating income, gains, losses, deductions and credits of the Partnership is allocated among the limited partners and 1% is allocated to the general partner. Management does not believe that the effect of this transfer is significant.

5.    PENDING TRANSACTION

CGS Real Estate Company, Inc. (CGS), an affiliate of the general partner, is in the process of developing a plan pursuant to which the property owned by the Partnership would be combined with the properties of other real estate partnerships managed by CGS and its affiliates. These limited partnerships own office properties, industrial properties, shopping centers, and residential apartment properties. It is expected that the acquirer would in the future qualify as a real estate investment trust. Limited partners would receive shares of common stock in the acquirer, which would be listed on a national securities exchange or the NASDAQ national market system.

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

                           SIERRA PACIFIC DEVELOPMENT FUND
                           a Limited Partnership
                           S-P PROPERTIES, INC.
                           General Partner

Date:  AUGUST 14, 2000     /s/ THOMAS N. THURBER
       ---------------     -----------------------------------------------
                           Thomas N. Thurber
                           President and Director

Date:  AUGUST 14, 2000     /s/ G. ANTHONY EPPOLITO
       ---------------     -----------------------------------------------
                           G. Anthony Eppolito
                           Chief Accountant