Form 10-Q
period 2000-09-30
SIERRA PACIFIC DEVELOPMENT FUND
filed 2000-11-14
CIK 351698

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter ended                      September 30, 2000
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

                                                                   PAGE
                                                                  NUMBER

Consolidated Balance Sheets - September 30, 2000 and December
31, 1999                                                             4

Consolidated Statements of Operations - For the Nine Months
Ended September 30, 2000 and 1999 and for the Three Months
Ended September 30, 2000 and 1999                                    5

Consolidated Statements of Changes in Partners' Equity - For
the Year Ended December 31, 1999 and for the Nine Months Ended
September 30, 2000                                                   6

Consolidated Statements of Cash Flows - For the Nine Months
Ended September 30, 2000 and 1999                                    7

Notes to Consolidated Financial Statements                           8


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

(b)         RESULTS OF OPERATIONS

Rental income for the nine months ended September 30, 2000 increased by approximately $62,000, or 9%, in comparison to the same period in the 1999, principally due to higher rental rates. One tenant, who leases approximately 7,000 square feet of the Property, extended his lease for an additional five-year term in March 2000 at a higher rate. Rental income for the three months ended September 30, 2000 rose by approximately $20,000, or 9%, primarily as a result of the lease extension. The Property was 100% occupied at September 30, 2000 compared to 98% at September 30, 1999.

Operating expenses for the nine months ended September 30, 2000 increased by approximately $29,000, or 8%, in comparison to the same period in the prior year, principally due to higher utility costs and accounting and auditing fees. Further, data processing and other professional fees rose during the period. This increase was partially offset by a decrease in administrative costs. Operating expenses for the quarter ended September 30, 2000 increased by approximately $7,000 or 5%, primarily as a result of an increased data processing and accounting and auditing costs.

Depreciation and amortization expenses for the nine months and three months ended September 30, 2000 decreased by approximately $21,000, or 8%, and by approximately $7,000, or 8%, respectively, primarily due to fully depreciated capitalized tenant improvements and fully amortized lease costs.

Interest expense for the nine months and three months ended September 30, 2000, increased by approximately $148,000 and $61,000, respectively, when compared to the same periods in 1999. As stated below, the Partnership refinanced its mortgage loan on the Property in January 2000.

An extraordinary loss of approximately $46,000 was recorded in the first quarter due to the write-off of deferred loan costs associated with the payoff of the mortgage loan with Home Federal Savings.

(c)        LIQUIDITY AND CAPITAL RESOURCES

In January 2000, the Partnership paid its loan balance of $1,669,000 to Home Federal Savings and entered into a loan agreement with General Electric Capital Corporation (GECC) in the principle amount of $4,250,000. The lender funded $4,050,000 at closing and held back $200,000 to be drawn upon to help finance future tenant improvements and leasing costs. The Partnership received net proceeds of $2,222,000 as a result of the new loan. The loan is secured by the Property and bears interest at 2.75% above the GECC Composite Commercial Paper Rate. Principal and interest payments are due monthly based on a 30-year amortization. The loan matures January 31, 2005. The majority of the loan proceeds were distributed to the minority owner of the property, Sierra Mira Mesa Partners (SMMP). During the nine months ended September 30, 2000, SMMP received distributions totaling approximately $2,528,000 from the Partnership and made contributions totaling approximately $133,000 to the Partnership.

The Partnership is in an illiquid position at September 30, 2000 with cash and billed receivables of approximately $23,000 and accrued and other liabilities of approximately $129,000. A secondary source of cash is available through contributions from SMMP. Management expects these contributions will be adequate to meet the financial obligations of the Partnership in the foreseeable future.

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

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

--------------------------------------------------------------------------------

                                                                                       SEPTEMBER 30, 2000        DECEMBER 31, 1999
                                                                                           (UNAUDITED)
                                                                                       --------------------     --------------------
ASSETS

Cash and cash equivalents .........................................................    $             16,518     $            134,154
Receivables:
   Unbilled rent ..................................................................                  50,890                   51,981
   Billed rent ....................................................................                   6,315                    8,640
Income-producing property - net of
  accumulated depreciation and valuation
  allowance of $3,281,400 and $3,289,481,
  respectively ....................................................................               2,408,001                2,557,487
Other assets - net of accumulated amortization
  of $207,611 and $263,977, respectively ..........................................                 329,292                  238,197
Excess distributions to minority Partner ..........................................               2,533,903                  128,513
                                                                                       --------------------     --------------------

Total Assets ......................................................................    $          5,344,919     $          3,118,972
                                                                                       ====================     ====================

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities .....................................................    $            129,369     $             64,825
Notes payable .....................................................................               4,030,435                1,673,186
                                                                                       --------------------     --------------------

Total Liabilities .................................................................               4,159,804                1,738,011
                                                                                       --------------------     --------------------

Partners' equity (deficit):
  General Partner .................................................................                 (82,729)                       0
  Limited Partners:
       30,000 units authorized,
       29,354 issued and
       outstanding ................................................................               1,267,844                1,380,961
                                                                                       --------------------     --------------------

Total Partners' equity ............................................................               1,185,115                1,380,961
                                                                                       --------------------     --------------------

Total Liabilities and Partners' equity ............................................    $          5,344,919     $          3,118,972
                                                                                       ====================     ====================

                             SEE ACCOMPANYING NOTES

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
           AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

--------------------------------------------------------------------------------

                                                                   NINE MONTHS ENDED                     THREE MONTHS ENDED
                                                                     SEPTEMBER 30,                          SEPTEMBER 30,
                                                           ----------------------------------    ----------------------------------
                                                                2000               1999              2000                1999
                                                             (UNAUDITED)        (UNAUDITED)       (UNAUDITED)         (UNAUDITED)
                                                           ---------------    ---------------    ---------------    ---------------
REVENUES:
  Rental income ........................................   $       744,330    $       682,407    $       254,553    $       234,341
                                                           ---------------    ---------------    ---------------    ---------------

          Total revenues ...............................           744,330            682,407            254,553            234,341
                                                           ---------------    ---------------    ---------------    ---------------

EXPENSES:
  Operating expenses ...................................           404,520            376,008            135,584            128,931
  Depreciation and amortization ........................           236,937            257,948             76,902             83,721
  Interest .............................................           263,180            114,824             98,808             38,010
                                                           ---------------    ---------------    ---------------    ---------------

          Total costs and expenses .....................           904,637            748,780            311,294            250,662
                                                           ---------------    ---------------    ---------------    ---------------

LOSS BEFORE EXTRAORDINARY LOSS .........................          (160,307)           (66,373)           (56,741)           (16,321)

EXTRAORDINARY LOSS FROM WRITE-OFF
  OF DEFERRED LOAN COSTS ...............................           (46,020)                 0                  0                  0
                                                           ---------------    ---------------    ---------------    ---------------

LOSS BEFORE MINORITY INTEREST'S SHARE
  OF CONSOLIDATED JOINT VENTURE LOSS ...................          (206,327)           (66,373)           (56,741)           (16,321)
                                                           ---------------    ---------------    ---------------    ---------------

MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS ......................            10,481              4,347              2,882              1,068
                                                           ---------------    ---------------    ---------------    ---------------

NET LOSS ...............................................   $      (195,846)   $       (62,026)   $       (53,859)   $       (15,253)
                                                           ===============    ===============    ===============    ===============

Per limited partnership unit:
  Loss before extraordinary loss .......................   $         (5.06)   $         (2.11)   $         (1.82)   $         (0.52)
  Extraordinary loss ...................................             (1.55)                 0                  0                  0
                                                           ---------------    ---------------    ---------------    ---------------
Net loss per limited partnership unit ..................   $         (6.61)   $         (2.11)   $         (1.82)   $         (0.52)
                                                           ===============    ===============    ===============    ===============


                             SEE ACCOMPANYING NOTES

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

--------------------------------------------------------------------------------

                                                                         LIMITED PARTNERS                               TOTAL
                                                                    ----------------------------      GENERAL         PARTNERS'
                                                                      PER UNIT         TOTAL          PARTNER          EQUITY
                                                                    ------------    ------------    ------------    ------------
Proceeds from sale of
  partnership units .............................................   $     500.00    $ 14,677,000                    $ 14,677,000
Underwriting commissions
  and other organization expenses ...............................         (60.29)     (1,769,862)                     (1,769,862)
Cumulative net income (loss)
  (to December 31, 1998) ........................................        (223.05)     (6,547,484)   $     14,600      (6,532,884)
Cumulative distributions
  (to December 31, 1998) ........................................        (166.75)     (4,894,473)        (14,600)     (4,909,073)
                                                                    ------------    ------------    ------------    ------------

Partners' equity - January 1, 1999 ..............................          49.91       1,465,181               0       1,465,181
Net loss ........................................................          (2.87)        (84,220)                        (84,220)
                                                                    ------------    ------------    ------------    ------------

Partners' equity - January 1, 2000 (audited) ....................          47.04       1,380,961               0       1,380,961
Transfer among general partner and limited partners .............           2.26          80,771         (80,771)              0
Net loss (unaudited) ............................................          (6.61)       (193,888)         (1,958)       (195,846)
                                                                    ------------    ------------    ------------    ------------

Partners' equity (deficit) - September 30, 2000 (unaudited) .....   $      42.69    $  1,267,844    $    (82,729)   $  1,185,115
                                                                    ============    ============    ============    ============


                             SEE ACCOMPANYING NOTES

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

--------------------------------------------------------------------------------

                                                                                                    2000                1999
                                                                                                 (UNAUDITED)         (UNAUDITED)
                                                                                               ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...............................................................................     $      (195,846)     $       (62,026)
  Adjustments to reconcile net loss
  to cash provided by operating activities:
    Depreciation and amortization ........................................................             236,937              257,948
    Extraordinary loss from write-off of deferred
      loan costs .........................................................................              46,020                    0
    Minority interest's share of consolidated
      joint venture loss .................................................................             (10,481)              (4,347)
    Decrease (increase) in receivables ...................................................               3,416                 (673)
    Increase in other assets .............................................................             (93,445)             (29,758)
    Increase in accrued and other liabilities ............................................              64,544                  563
                                                                                               ---------------      ---------------

    Net cash provided by operating activities ............................................              51,145              161,707
                                                                                               ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ......................................................             (18,685)              (9,642)
                                                                                               ---------------      ---------------

    Net cash used in investing activities ................................................             (18,685)              (9,642)
                                                                                               ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from note payable secured by property .......................................           4,050,000                    0
    Principal payments on notes payable ..................................................          (1,692,751)             (34,954)
    Payments on deferred loan costs ......................................................            (112,436)                   0
    Contributions from minority partner ..................................................             133,388                    0
    Distributions to minority partner ....................................................          (2,528,297)                   0
    Loan to affiliate ....................................................................                   0              (47,000)
                                                                                               ---------------      ---------------

    Net cash used in financing activities ................................................            (150,096)             (81,954)
                                                                                               ---------------      ---------------

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS ..................................................................            (117,636)              70,111

CASH AND CASH EQUIVALENTS
    Beginning of period ..................................................................             134,154               83,408
                                                                                               ---------------      ---------------

CASH AND CASH EQUIVALENTS
    End of period ........................................................................     $        16,518      $       153,519
                                                                                               ===============      ===============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for real estate taxes .....................................     $        36,473      $        36,816
                                                                                               ===============      ===============

   Cash paid during the period for interest ..............................................     $       275,941      $       115,086
                                                                                               ===============      ===============

                             SEE ACCOMPANYING NOTES

                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
    ------------------------------------------------------------------------

1.    ORGANIZATION

In February 1994, Sierra Pacific Development Fund (the Partnership) created a general partnership (Sierra Creekside Partners) with Sierra Mira Mesa Partners
(SMMP) to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Creekside property (the Property). The Partnership Agreement of Sierra Creekside Partners (the Agreement) was amended effective January 1, 1995 to consider both contributions and distributions when calculating each partner's percentage interest at January 1st of each year. Accordingly, on January 1, 2000, the Partnership's interest in Sierra Creekside Partners was increased to 94.92% from 93.45% to reflect 1999 contributions and distributions.

2.    BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sierra Creekside Partners at September 30, 2000. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at September 30, 2000 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1999.

3.    RELATED PARTY TRANSACTIONS

Included in the financial statements for the nine months ended September 30, 2000 and 1999 are affiliate transactions as follows:

                                              SEPTEMBER 30
                                         -----------------------
                                            2000         1999
                                         ----------    ---------
           Management fees                 $ 33,545    $ 30,414
           Administrative fees               30,348      38,877

Sierra Pacific Development Fund
Notes to Consolidated Financial Statements (Unaudited)
Page two

4.    PARTNERS' EQUITY

Equity and net loss per limited partnership unit is determined by dividing the limited partners' share of the Partnership's equity and net loss by the number of limited partnership units outstanding, 29,354.

During the quarter ended March 31, 2000, an amount was transferred between the partners' equity accounts such that 99% of cumulative operating income, gains, losses, deductions and credits of the Partnership was allocated among the limited partners and 1% was allocated to the general partner. Management does not believe that the effect of this transfer is significant.

5.    PENDING TRANSACTION

CGS Real Estate Company, Inc. (CGS), an affiliate of the general partner, is continuing the process of developing a plan pursuant to which the property owned by the Partnership would be combined with the properties of other real estate partnerships managed by CGS and its affiliates. These limited partnerships own office properties, industrial properties, shopping centers, and residential apartment properties. It is expected that the acquirer would in the future qualify as a real estate investment trust. Limited partners would receive shares of common stock in the acquirer, which would be listed on a national securities exchange or the NASDAQ national market system. The transaction is subject to the approval of the limited partners of the Partnership and portions of the other partnerships. CGS's management filed a Registration Statement on Form S-4 August 14, 2000 relating to the solicitation of consents with the Securities and Exchange Commission.

6.    RECENT ACCOUNTING PRONOUNCEMENT

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. The Partnership will adopt the accounting provisions of SAB 101 in the fourth quarter of 2000. Management believes that the implementation of SAB 101 will not have a significant effect on the Partnership's financial condition or results of operations.

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



                           SIERRA PACIFIC DEVELOPMENT FUND
                           a Limited Partnership
                           S-P PROPERTIES, INC.
                           General Partner

Date:  NOVEMBER 14, 2000   /s/ THOMAS N. THURBER
                           -----------------------------------------------
                           Thomas N. Thurber
                           President and Director

Date:  NOVEMBER 14, 2000   /s/ G. ANTHONY EPPOLITO
                           -----------------------------------------------
                           G. Anthony Eppolito
                           Chief Accountant