Form 10-K
period 2000-12-31
SIERRA PACIFIC DEVELOPMENT FUND
filed 2001-04-09
CIK 351698

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000      Commission file number: 0-11068

                         SIERRA PACIFIC DEVELOPMENT FUND
                       (A California Limited Partnership)

         State of California                          95-3643693
--------------------------------------   ---------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation or organization)

     5850 San Felipe, Suite 450
           Houston, Texas                               77057
--------------------------------------   ---------------------------------------
   (Address of principal executive                    (Zip Code)
              offices)

Registrant's telephone number,
including area code:                            (713) 706-6271
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

                                 Title of class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Annual Report to Limited Partners for the Year Ended December 31,
             2000 is incorporated by reference into Parts II and III

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

In February 1994, the Partnership created a California general partnership, Sierra Creekside Partners ("SCP"), with Sierra Mira Mesa Partners ("SMMP") to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Creekside property. The Partnership contributed the Property (at an agreed value of $2,825,000) and SMMP contributed cash. Through December 31, 1999, SMMP's net cash contributions were $151, 159 which resulted in a 5.08% interest in SCP. In 2000, SMMP received net distributions of $2,400,009 from SCP. SMMP primary use of these net distributions was to provide its joint venture partners with an additional source of capital. The percentage interests of the Partnership and SMMP are to be adjusted each year on January 1 during the term of SCP, beginning January 1, 1995 and ending December 31, 2013 unless terminated sooner, based upon the relative net contributions and distributions since inception through the preceding December 31. Accordingly, as of January 1, 2001, the Partnership's interest in SCP will be increased to 100%, and SMMP's interest will be decreased to zero. The excess net cash distributions of $2,248,850 made to SMMP and cumulative loss allocated to SMMP is reported as an asset in the Partnership's balance sheet. Under the terms of the SCP joint venture agreement, SMMP would be obligated to contribute to the Partnership any negative balance standing in its capital account upon liquidation of the Partnership.

(b.) NARRATIVE DESCRIPTION OF BUSINESS. The Partnership owns and operates Sierra Creekside, an office building in San Ramon, California. Success of the office building is dependent upon the timely payment of rent by three tenants who accounted for approximately 46% of the rental income of the Partnership for the year ended December 31, 2000.

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

Operations of the Partnership through 2000 have been consistent with the intent of the original prospectus in that the Partnership has invested in real estate projects that had the potential for capital gains, preservation of capital and providing distributable cash flow partially sheltered from Federal Income Tax. However, the Partnership and its real estate have been adversely affected by the Tax Reform Act of 1986, aggressive lending by banks that resulted in commercial real estate overbuilding, and subsequent severe recessions. The original intention to begin liquidation of properties after the fifth year of operations was delayed indefinitely. As of December 31, 2000, the Partnership had paid cash distributions of $166.75 for each $500 unit investment and remaining partners' equity is $41.95 per unit. Thus, if the Partnership were to be liquidated at the end of 2000 at book value, each $500 investment would have returned a total of $208.70.

CGS Real Estate Company, Inc. ("CGS"), an affiliate of the general partner, is continuing the process of developing a plan pursuant to which the property owned by the Partnership would be combined with the properties of other real estate partnerships managed by CGS and its affiliates. These limited partnerships own office properties, industrial properties, shopping centers, and residential apartment properties. It is expected that the acquirer, American Spectrum Realty, Inc. ("ASR"), would in the future qualify as a real estate investment trust. Limited partners would receive shares of common stock in ASR, which would be listed on a national securities exchange. The transaction is subject to approval of the limited partners of the partnerships. ASR filed a Registration Statement on Form S-4 August 14, 2000 relating to the solicitation of consents with the Securities and Exchange Commission. The Registration Statement was amended February 14, 2001.

ITEM 2. PROPERTIES

During 2000, the Partnership owned (fee simple) a 94.92% interest in Sierra Creekside, a commercial office building located in San Ramon, California. (See
Item 1. Business for discussion of changes in ownership percentages). The building consists of 47,800 rentable square feet and was 96% occupied at December 31, 2000. The average effective annual rent per square foot at December 31, 2000 was $23.71.

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

On January 25, 2000, the Home Federal Savings note was repaid. On the same date, the Partnership entered into a new loan agreement with General Electric Capital Corporation ("GECC") in the amount of $4,250,000. The lender funded $4,050,000 at closing and held back $200,000 to be drawn upon to help finance future tenant improvements and leasing costs. Proceeds from the loan were used to pay the loan balance due to Home Federal Savings and as a source for contributions to the minority owner of the Sierra Creekside Property, SMMP. This loan, which is secured by the Sierra Creekside property, bears interest at 2.75% above the GECC Composite Commercial Paper Rate (9.49% at December 31, 2000). Principal and interest payments are due monthly based on a 30-year amortization. The loan matures January 31, 2005. At December 31, 2000, the loan balance was $4,025,544.

Summary of Significant Tenants/Leases

At December 31, 2000, three of the Property's 16 tenants occupy ten percent or more of rentable space. The principal businesses of these significant tenants are banking, construction services and billing/collections services. Details of the leases follow:

             Tenants             Square      Percent of      Effective      Effective     Percent of    Expiration of Lease
                                  Feet        Rentable       Rent Per       Rent Per     Gross Annual
                                Occupied     Square Feet    Square Foot       Annum          Rent
------------------------------------------------------------------------------------------------------------------------
Washington Mutual Bank           7,189           15%          $ 19.39       $ 139,401         13%           June, 2002
Washington Mutual Bank           1,921            4%            33.12          63,624          6%         November, 2003
Perfect Service Builders         4,831           10%            22.80         110,147         10%           June, 2003
Pen-Cal Administrators           7,331           15%            25.80         189,140         17%         February, 2005
Tenants Occupying < 10% sq ft   24,536           52%            23.80         583,868         54%            Various
                              --------------------------------------------------------------------
Total Rented Space              45,808           96%          $ 23.71       1,086,179

Vacancies                        1,992            4%
                              -----------------------

Total Rentable Space            47,800          100%

Summary of Leases by Expiration

The Property's 16 tenants have leases scheduled to expire over the next five years as indicated in the table below. One tenant has two leases.

Year of expiration                 2001         2002          2003        2004         2005        Totals
Number of leases                      3            3             8           1            2            17
Percent of total leases             18%          17%           47%          6%          12%          100%
Total area (square feet)          6,478        9,996        15,653       2,841       10,840        45,808
Annual rent                    $122,396     $194,654      $403,389     $80,175     $285,565    $1,086,179
Percent gross annual rent           12%          18%           37%          7%          26%          100%

Depreciable Property    Reference is made to Schedule III of the Form 10-K.

Real Estate Taxes       The real estate tax obligation for 2000 is
                        approximately 1.1% of the assessed value or $83,732.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERS' EQUITY AND RELATED MATTERS

As of December 31, 2000, the number of security holders is as follows:

                                              Number          Number of
                                             of Units       Record Holders
                                             --------       --------------

            Limited Partners                  29,354            1,564
                                              ======            =====

These securities are all of the same class, namely, limited partnership interests (units), and were sold pursuant to a registration statement filed under the Securities Act of 1933, as amended. The total offering was 30,000 units at $500.00 per unit.

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

The Partnership has neither paid nor declared cash or other distributions to the General or Limited Partners during the two most recent years. There are no contractual or other restrictions on the Partnership's ability to make such distributions.

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

Overview:

The following discussion should be read in conjunction with the Selected Financial Data and the Partnership's Consolidated Financial Statements and Notes thereto incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit. As of December 31, 2000, the Partnership owns a 94.92% interest in the Sierra Creekside Partners, which operates one property, Sierra Creekside (the "Property").

Results of Operations:

Comparison of year ended December 31, 2000 to year ended December 31, 1999.

Rental income for the year ended December 31, 2000 increased approximately $115,000, or 13%, when compared to the prior year, primarily due to an increase in rental rates. One tenant, who leases 7,331 square feet of the Property, extended his lease for an additional five-year term in March 2000 at a higher rate. Several other tenants renewed or extended their leases in 2000 at higher rates as well. Although occupancy decreased from 100% at December 31, 1999 to 96% at December 31, 2000, the weighted-average effective annual rent per square foot, on an accrual basis, increased from $19.52 at December 31, 1999 to $23.71 at December 31, 2000.

Total operating expenses increased approximately $16,000, or 2%. This increase was in large part due to an increase in utilities associated with higher energy costs. Further, legal and accounting costs increased in 2000 principally due to required quarterly reviews by independent auditors. Other operating expenses rose as a result of higher renting and space planning costs associated with tenant turnover and lease extensions at the Property. The increase in total operating expenses was partially offset by a decrease in depreciation and amortization expenses, due to fully depreciated capitalized tenant improvements and fully amortized lease costs.

Interest expense increased approximately $208,000 or 136%, in comparison to the prior year. As stated below, the Partnership refinanced its mortgage loan on the Property in January 2000.

An extraordinary loss of approximately $46,000 was recorded in 2000 due to the write-off of deferred loan costs associated with the pay-off the Partnership's mortgage loan with Federal Home Savings.

Comparison of year ended December 31, 1999 to year ended December 31, 1998.

Rental income for the year ended December 31, 1999 remained virtually unchanged in comparison to the prior year, despite an increase in rental rates and occupancy. In 1998, rental income included a lease buy-out negotiated with a former tenant. The weighted-average effective annual rent per square foot, on an accrual basis, increased from $18.57 at December 31, 1998 to $19.52 at December 31, 1999. Occupancy rose from 96% at December 31, 1998 to 100% at December 31, 1999.

Operating expenses remained relatively unchanged, increasing approximately $4,000, when compared to 1998. Bad debt expense of approximately $27,000 was recorded as a result of a receivable write-off from an affiliate. Further, property taxes and insurance, and administrative costs rose during the period. This increase was primarily offset by a decrease in depreciation and amortization expenses. Depreciation expense decreased principally as a result of fully depreciated tenant improvements.

Liquidity and Capital Resources:

In January 2000, the Partnership paid its loan balance due to Home Federal Savings and entered into a new loan agreement with General Electric Capital Corporation ("GECC") for $4,250,000. The lender funded $4,050,000 at closing and held back $200,000 to be drawn upon to help finance future tenant improvements and leasing costs. The loan is secured by a trust deed on the Property and bears interest at 2.75% above the GECC Composite Commercial Paper Rate. Principal and interest payments are due monthly based on a 30-year amortization. The loan matures January 31, 2005. The Partnership received net proceeds of $2,222,000 as a result of the new loan. The proceeds were primarily used as a source for contributions to the minority owner of the Property, SMMP.

During 2000, the Partnership generated cash flows from operations of approximately $92,000 and paid $86,000 for property additions and lease commissions. SMMP received net distributions of $2,400,000 from the Partnership in 2000.

The Partnership is in a liquid position at December 31, 2000 with cash and billed rents of approximately $71,000 and current liabilities of approximately $66,000.

The Partnership's primary capital requirements will be for construction of new tenant space and debt obligations. It is anticipated that these requirements will be funded from the operations of the Property, the $200,000 tenant improvement/lease commission holdback and contributions from SMMP. SMMP has adequate resources to make any necessary contributions to the Partnership in the foreseeable future.

Inflation:

The Partnership's long-term leases contain provisions designed to mitigate the adverse impact of inflation on its results from operations. Such provisions may include escalation clauses related to Consumer Price Index increases.

The Partnership considered the provision of Financial Reporting Release No. 48 A Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments. The Partnership had no holdings of derivative financial or commodity instruments at December 31, 2000. A review of the Partnership's other financial instruments and risk exposures at that date revealed that the Partnership had minor exposure to interest rate risk due to the floating rate note payable of $4,025,544. The Partnership utilized sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect the Partnership's financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and reports of independent public accountants are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

      1.    Reports of Independent Public Accountants

      2.    Consolidated Balance Sheets - December 31, 2000 and 1999

      3. Consolidated Statements of Operations - for the years ended December 31, 2000, 1999 and 1998

      4. Consolidated Statements of Changes in Partners' Equity - for the years ended December 31, 2000, 1999 and 1998

      5. Consolidated Statements of Cash Flows - for the years ended December 31, 2000, 1999 and 1998

      6.    Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On April 11, 2000, the Partnership dismissed Deloitte & Touche LLP ("D&T") as its independent auditors. The reports of D&T on the Partnership's financial statements of the fiscal years ended December 31, 1999 and 1998 did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. The Partnership's managing general partner approved the decision to change accountants. During the Partnership's two most recent fiscal years and subsequent interim periods, there were no disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of D&T would have caused it to make reference to such disagreement in its reports.

The Partnership engaged Arthur Andersen LLP ("AA") to act as its independent public accountants, effective April 11, 2000. During the two most recent fiscal years and subsequent interim periods, the Partnership has not consulted AA on items which (1) involved the application of accounting principles to a specified transaction, either completed or proposed, or involved the type of audit opinion that might be rendered on the Partnership's financial statements, or (2) concerned the subject matter of a disagreement or a reportable event with the Partnership's former accountant.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Sierra Pacific Development Fund (the "Registrant") is a California Limited Partnership and has no officers or directors.

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

The executive officers and directors of S-P Properties, Inc. are:

                                                                                     Approximate
Name                      Position                                        Age       time in office
--------------------------------------------------------------------------------------------------
Thomas N. Thurber         President and Director                          50           6 years

Gregory J. Nooney, Jr.    Vice President                                  69           3 years

Patricia A. Nooney        Vice President                                  44           3 years

William J. Carden         Assistant Secretary/Treasurer and Director      56           6 years

Morris S. Cohen           Director                                        63           2 years

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

Gregory J. Nooney, Jr. - Vice President, S-P Properties, Inc. Mr. Nooney also has served as Chairman of the Board and Chief Executive Office of Brooklyn Street Properties, Inc. since May 1983. He joined Brooklyn Street Properties, Inc. in 1954 and served as President from 1969 to May 1983. Brooklyn Street Properties, Inc., which was founded in 1945, is a real estate investment company. In addition, Mr. Nooney was chairman and Chief Executive Officer of Nooney Realty Trust, Inc. from 1984 through February 1998 and then served as Vice Chairman from February 1998 through November 1999. Mr. Nooney is currently Chairman of Coldwell Banker Commercial American Spectrum.

Patricia A. Nooney - Vice President, S-P Properties, Inc. Ms. Nooney is President of Coldwell Banker Commercial American Spectrum, a wholly-owned subsidiary of CGS Real Estate Company, Inc. She joined Brooklyn Street Properties, Inc., in 1981 and has served as an officer since 1985. From 1990 to November 1999, Ms. Nooney was President and Secretary of Nooney Realty Trust, Inc.

William J. Carden - Assistant Secretary/Treasurer and Director, S-P Properties, Inc. Mr. Carden is the founder and President of CGS Real Estate Company, Inc., which owns over one million square feet of commercial real estate. He founded DVM Properties, Inc. in 1974 which concentrated on rehabilitation of retail, office, industrial, and commercial real estate. Mr. Carden is a former Director of Bay Financial, a New York Stock Exchange company and currently serves as a director of Property Secured Investments, Inc. and IDM Corporation.

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

SUMMARY OF 2000 AUDIT FIRM FEES

During 2000, the Partnership engaged Andersen as its principal auditors to provide audit services. Audit fees of $36,589 represent services provided in connection with the audit of the Partnership's consolidated and subsidiary financial statements for the year ended December 31, 2000 and review of interim financial information included in the Partnership's quarterly reports on Form 10-Q during the year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership pays a monthly management fee totaling 6% of the gross rental income collected from the property or $600, whichever is greater, to American Spectrum Real Estate Services, Inc. ("ASRE"), formerly Banc Commercial California. These fees for the year ended December 31, 2000 were $48,832. Bancor Real Estate Company, Inc. ("Bancor") provides services to the Partnership such as accounting, legal, data processing and similar services and is entitled to reimbursement for expenses incurred to provide such services. Amounts so reimbursed totaled $40,485 during the year ended December 31, 2000. Bancor and ASRE are both wholly owned subsidiaries of CGS Real Estate Company, Inc. William
J. Carden, an officer and director of S-P Properties, Inc., the General Partner of the Partnership, controls 50% of CGS Real Estate Company, Inc.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.    Exhibits

      1.    Annual Report to the Limited Partners

      2.    Exhibit Number 27 - Selected Financial Data

B.    Financial Statement Schedules

      The following financial statement schedules and the reports of the independent public accountants thereon are included herein:

      1. Report of Independent Public Accountants on Financial Statement Schedules as of December 31, 2000 dated March 26, 2001

      2. Independent Auditors' Report on Financial Statement Schedules as of December 31, 1999 and 1998 dated February 25, 2000

      3. Schedule II - Valuation and Qualifying Accounts and Reserves - for the years ended December 31, 2000, 1999 and 1998

      4. Schedule III - Real Estate and Accumulated Depreciation - December 31, 2000

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

                                        SIERRA PACIFIC DEVELOPMENT FUND
                                        a California Limited Partnership

                                        S-P PROPERTIES, INC.

                                        General Partner

Date: April 5, 2001                     /s/ Thomas N. Thurber
      -------------------------------   ----------------------------------------
                                        Thomas N. Thurber
                                        President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 5, 2001                     /s/ Thomas N. Thurber
      -------------------------------   ----------------------------------------
                                        Thomas N. Thurber
                                        President and Director
                                        S-P Properties, Inc.

Date: April 5, 2001                     /s/ William J. Carden
      -------------------------------   ----------------------------------------
                                        William J. Carden
                                        Assistant Secretary/Treasurer and
                                        Director
                                        S-P Properties, Inc.

Date: April 5, 2001                     /s/ G. Anthony Eppolito
      -------------------------------   ----------------------------------------
                                        G. Anthony Eppolito
                                        Chief Accountant
                                        S-P Properties, Inc.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Partners of
Sierra Pacific Development Fund

We have audited the consolidated financial statements of Sierra Pacific Development Fund, a California limited partnership, and subsidiary, (the "Partnership") as of and for the year ended December 31, 2000 and have issued our report thereon dated March 26, 2001. Such consolidated financial statements and report are included in your 2000 Annual Report to the Limited Partners and are incorporated herein by reference. Our audit also included the financial statement schedules of Sierra Pacific Development Fund, listed in Item 14. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


ARTHUR ANDERSEN LLP

Houston, Texas
March 26, 2001

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

To the Partners of
Sierra Pacific Development Fund

We have audited the consolidated financial statements of Sierra Pacific Development Fund, a California limited partnership, (the "Partnership") as of December 31, 1999 and 1998 and have issued our report thereon dated February 25, 2000. Such consolidated financial statements and report are included in your 1999 Annual Report to the Limited Partners and are incorporated herein by reference. Our audits also included the financial statement schedules of Sierra Pacific Development Fund, listed in Item 14. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2000

                             SCHEDULE II - FORM 10-K
                         SIERRA PACIFIC DEVELOPMENT FUND
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
             For the Years Ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

                                                                      Income -
                                                                     Producing
                                                                     Properties
                                                                     -----------

Allowance for loss - January 1, 1998                                 $ 1,000,000

  Provision charged to costs
     and expenses (1)                                                          0
                                                                     -----------

Allowance for loss - December 31, 1998                                 1,000,000

  Provision charged to costs
     and expenses (1)                                                          0
                                                                     -----------

Allowance for Loss - December 31, 1999                                 1,000,000

   Provision charged to costs
      and expenses (1)                                                         0
                                                                     -----------

Allowance for loss - December 31, 2000                               $ 1,000,000
                                                                     ===========

(1) See Note 1 to the consolidated financial statements incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

                            SCHEDULE III - FORM 10-K

                         SIERRA PACIFIC DEVELOPMENT FUND
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000

--------------------------------------------------------------------------------

                                                 Initial Cost                                         Gross Amount at
                                              to Partnership (1)       Improvements           Which carried at close of period
                                           -----------------------      Capitalized        ----------------------------------------
                           Encumb-                        Improve-      After Acquis-                      Improve-         Total
Description                rances            Land          ments          ition (2)          Land           ments       (3)(4)(5)(6)
-----------                ------            ----          -----    --------------------     ----           -----       ------------
OFFICE BUILDING-
  INCOME-PRODUCING:

Sierra Creekside (4)
San Ramon, California     $4,025,544      $1,555,033                      $6,098,224       $1,555,033     $4,121,155     $5,676,188

                                    Accum.          Date        Date       Deprec.
Description                       Deprec. (6)   Constructed   Acquired      Life
-----------                       -----------   -----------   --------      ----
OFFICE BUILDING-
  INCOME-PRODUCING:

Sierra Creekside (4)
San Ramon, California              $2,321,820       10/84       03/83      1-30 yrs.

(1)   The initial cost represents the original purchase price of the property.

(2)   The Partnership has capitalized property development costs.

(3)   Also represents cost for Federal Income Tax purposes.

(4) On February 1, 1994, the property was transferred to a joint venture, Sierra Creekside Partners. The Partnership has an equity interest of 94.92% and Sierra Mira Mesa Partners, an affiliate, has a 5.08% equity interest at December 31, 2000.

(5) A valuation allowance of $1,000,000 was established in 1990 as the appraised value of the property declined below book value. See Notes 1 and 4 to the consolidated financial statements incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

(6) Reconciliation of total real estate carrying value and accumulated depreciation for the three years ended December 31, 2000 is as follows:

                                              Total Real Estate    Accumulated
                                                Carrying Value     Depreciation

      Balance - January 1, 1998                  $ 5,937,010       $ 1,956,254
         Additions during the year                    78,467           286,511
         Deductions:
           Write off fully depreciated assets       (101,860)         (101,860)
                                                 -----------       -----------

      Balance - December 31, 1998                  5,913,617         2,140,905
         Additions during the year                    36,680           251,905
         Deductions:
           Write off fully depreciated assets       (103,329)         (103,329)
                                                 -----------       -----------

      Balance - December 31, 1999                  5,846,968         2,289,481
         Additions during the year                    18,685           221,804
         Deductions:
           Write off fully depreciated assets       (189,465)         (189,465)
                                                 -----------       -----------

      Balance - December 31, 2000                $ 5,676,188       $ 2,321,820
                                                 ===========       ===========

                         SIERRA PACIFIC DEVELOPMENT FUND
                       (A California Limited Partnership)

                             SELECTED FINANCIAL DATA
        For the Years Ended December 31, 2000, 1999, 1998, 1997, and 1996

The following table sets forth certain selected historical financial data of the Partnership. The selected operating and financial position data as of and for each of the five years ended December 31, 2000 have been derived from the audited consolidated financial statements of the Partnership. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto which are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

--------------------------------------------------------------------------------

                                                2000              1999              1998              1997              1996
                                             -----------       -----------       -----------       -----------       -----------
REVENUES                                     $ 1,034,498       $   919,184       $   919,614       $   757,755       $   755,644

OPERATING EXPENSES:
  Total                                          872,583           856,744           853,225           899,704           964,074
  Per dollar of revenues                            0.84              0.93              0.93              1.19              1.28
INTEREST EXPENSE:
  Total                                          360,801           152,563           156,636           160,359           163,762
  Per dollar of revenues                            0.35              0.17              0.17              0.21              0.22
NET LOSS:
  Total                                         (232,465)          (84,220)          (81,827)         (287,313)         (301,960)
  General Partner                                 (2,325)                0                 0                 0                 0
  Limited Partners                              (230,140)          (84,220)          (81,827)         (287,313)         (301,960)
  Per unit (1)                                     (7.84)            (2.87)            (2.79)            (9.79)           (10.29)
CASH PROVIDED BY
  OPERATING ACTIVITIES                            92,440           181,564           210,479            19,341            45,678
CASH USED IN INVESTING
  ACTIVITIES                                     (18,685)          (36,680)          (78,467)          (91,878)         (204,875)
CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                          (160,087)          (94,138)         (135,796)          104,100          (572,443)
TOTAL ASSETS                                   5,315,527         3,118,972         3,267,524         3,436,450         3,709,875
PARTNERS'  EQUITY:
  Total                                        1,148,496         1,380,961         1,465,181         1,547,008         1,834,321
  General Partner                                (83,096)                0                 0                 0                 0
  Limited Partners                             1,231,592         1,380,961         1,465,181         1,547,008         1,834,321
LIMITED PARTNERS' EQUITY - PER UNIT (1)            41.95             47.04             49.91             52.70             62.49
INCOME-PRODUCING PROPERTIES:
  Number                                               1                 1                 1                 1                 1
  Cost                                         5,676,188         5,846,968         5,913,617         5,937,010         7,303,973
  Less: Accumulated depreciation              (2,321,820)       (2,289,481)       (2,140,905)       (1,956,254)       (3,080,645)
        Valuation allowance                   (1,000,000)       (1,000,000)       (1,000,000)       (1,000,000)       (1,000,000)
  Net book value                               2,354,368         2,557,487         2,772,712         2,980,756         3,223,328
NOTE PAYABLE - related to income-
  producing property                           4,025,544         1,673,186         1,720,324         1,763,420         1,802,820
MINORITY INTEREST IN CONSOLIDATED
  JOINT VENTURE                               (2,540,963)         (128,513)          (75,610)           25,510          (102,995)
DISTRIBUTIONS PER UNIT (1):                            0                 0                 0                 0                 0

(1) The net loss, limited partners' equity and distributions per unit are based upon the limited partnership units outstanding at the end of the year, 29,354 in all years. The cumulative cash distributions per limited partnership unit from inception to December 31, 2000 equal $166.75

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Sierra Pacific Development Fund

We have audited the accompanying consolidated balance sheet of Sierra Pacific Development Fund, a California limited partnership, and subsidiary, (the "Partnership") as of December 31, 2000 and the related consolidated statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Pacific Development Fund and subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
March 26, 2001

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sierra Pacific Development Fund

We have audited the accompanying consolidated balance sheet of Sierra Pacific Development Fund, a California limited partnership, (the "Partnership") as of December 31, 1999 and the related consolidated statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Pacific Development Fund as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2000

                 SIERRA PACIFIC DEVELOPMENT FUND AND SUBSIDIARY
                       (A California Limited Partnership)

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999

--------------------------------------------------------------------------------

                                                      December 31, 2000  December 31, 1999
                                                      -----------------  -----------------
ASSETS

Cash and cash equivalents                                $    47,822       $   134,154
Rent receivables:
  Unbilled rent (Notes 1 and 4)                               45,968            51,981
  Billed rent (Note 1)                                        23,154             8,640
Income-producing property - net of accumulated
 depreciation and valuation allowance of $3,321,820
  and $3,289,481 (Note 4)                                  2,354,368         2,557,487
Other assets - net of accumulated amortization of
  $188,798 and $263,977 (Notes 1, 2 and 3)                   303,252           238,197
Excess distributions to minority partner (Note 4)          2,540,963           128,513
                                                         -----------       -----------

Total Assets                                             $ 5,315,527       $ 3,118,972
                                                         ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities (Note 2)                   $   141,487       $    64,825
Notes payable (Note 5)                                     4,025,544         1,673,186
                                                         -----------       -----------

Total Liabilities                                          4,167,031         1,738,011
                                                         -----------       -----------

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

Partners' equity (deficit) (Notes 1 and 6):
  General Partner                                            (83,096)                0
  Limited Partners:
    30,000 units authorized,
    29,354 issued and
    outstanding                                            1,231,592         1,380,961
                                                         -----------       -----------

Total Partners' equity                                     1,148,496         1,380,961
                                                         -----------       -----------

Total Liabilities and Partners' equity                   $ 5,315,527       $ 3,118,972
                                                         ===========       ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                 SIERRA PACIFIC DEVELOPMENT FUND AND SUBSIDIARY
                       (A California Limited Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

                                                2000              1999              1998
                                            -----------       -----------       -----------
REVENUES:
  Rental income (Note 1)                    $ 1,034,485       $   919,172       $   919,602
  Interest income                                    13                12                12
                                            -----------       -----------       -----------

                        Total revenues        1,034,498           919,184           919,614
                                            -----------       -----------       -----------

EXPENSES:
Operating expenses:
  Depreciation and amortization                 314,794           337,049           370,805
  Maintenance and repairs                       113,446           113,003           109,938
  Utilities                                     121,314            97,821           112,428
  Property taxes and insurance                  110,298           102,316            91,815
  Legal and accounting                           47,106            36,786            36,215
  Administrative fees (Note 3)                   37,650            48,023            29,717
  General and administrative                     40,214            35,876            37,185
  Management fees (Note 3)                       48,832            39,654            41,516
  Salaries and payroll taxes                     14,400            14,014            14,400
  Bad debt expense (Note 3)                           0            26,916                 0
  Other operating expenses                       24,529             5,286             9,206
                                            -----------       -----------       -----------

              Total operating expenses          872,583           856,744           853,225

Interest                                        360,801           152,563           156,636
                                            -----------       -----------       -----------

                        Total expenses        1,233,384         1,009,307         1,009,861
                                            -----------       -----------       -----------

LOSS BEFORE EXTRAORDINARY LOSS                 (198,886)          (90,123)          (90,247)

EXTRAORDINARY LOSS FROM WRITE-OFF
  OF DEFERRED LOAN COSTS                        (46,020)                0                 0
                                            -----------       -----------       -----------

LOSS BEFORE MINORITY INTEREST'S SHARE
  OF CONSOLIDATED JOINT VENTURE LOSS           (244,906)          (90,123)          (90,247)
                                            -----------       -----------       -----------

MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS                12,441             5,903             8,420
                                            -----------       -----------       -----------

NET LOSS                                    $  (232,465)      $   (84,220)      $   (81,827)
                                            ===========       ===========       ===========

Per limited partnership unit:
  Loss before extraordinary loss            $     (6.29)      $     (2.87)      $     (2.79)
  Extraordinary loss                              (1.55)                0                 0
                                            -----------       -----------       -----------
Net loss per limited partnership unit       $     (7.84)      $     (2.87)      $     (2.79)
                                            ===========       ===========       ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                 SIERRA PACIFIC DEVELOPMENT FUND AND SUBSIDIARY
                       (A California Limited Partnership)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
              For the Years Ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

                                                               Limited Partners                                    Total
                                                         -----------------------------         General            Partners'
                                                          Per Unit            Total            Partner             Equity
                                                         -----------       -----------       -----------        -----------
Partners' equity - January 1, 1998                       $     52.70       $ 1,547,008       $         0        $ 1,547,008
Net loss                                                       (2.79)          (81,827)                             (81,827)
                                                         -----------       -----------       -----------        -----------

Partners' equity - December 31, 1998                           49.91         1,465,181                 0          1,465,181
Net loss                                                       (2.87)          (84,220)                             (84,220)
                                                         -----------       -----------       -----------        -----------

Partners' equity - December 31, 1999                           47.04         1,380,961                 0          1,380,961
Transfer among general partner and limited partners             2.75            80,771           (80,771)                 0
Net loss                                                       (7.84)         (230,140)           (2,325)          (232,465)
                                                         -----------       -----------       -----------        -----------

Partners' equity (deficit) - December 31, 2000           $     41.95       $ 1,231,592       $   (83,096)       $ 1,148,496
                                                         ===========       ===========       ===========        ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                 SIERRA PACIFIC DEVELOPMENT FUND AND SUBSIDIARY
                       (A California Limited Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

                                                                 2000              1999            1998
                                                              -----------       -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $  (232,465)      $   (84,220)    $   (81,827)
  Adjustments to reconcile net loss
  to net cash provided by operating activities:
    Depreciation and amortization                                 314,794           337,049         370,805
    Extraordinary loss from write-off of deferred
      loan costs                                                   46,020                 0               0
    Minority interest's share of consolidated
      joint venture loss                                          (12,441)           (5,903)         (8,420)
    Bad debt expense                                                    0            26,916               0
    (Increase) decrease in rent receivable                         (8,501)           (4,331)         16,672
    Increase in other assets                                      (91,629)          (70,753)        (68,258)
    Increase (decrease) in accrued and other liabilities           76,662           (17,194)        (18,493)
                                                              -----------       -----------     -----------

    Net cash provided by operating activities                      92,440           181,564         210,479
                                                              -----------       -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property additions                                 (18,685)          (36,680)        (78,467)
                                                              -----------       -----------     -----------

  Net cash used in investing activities                           (18,685)          (36,680)        (78,467)
                                                              -----------       -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on deferred loan costs                                (112,436)                0               0
  Contributions from minority investor                            143,288            40,000          85,300
  Distributions to minority investor                           (2,543,297)          (87,000)       (178,000)
  Proceeds from note payable secured by property                4,050,000                 0               0
  Principal payments on note payable                           (1,697,642)          (47,138)        (43,096)
                                                              -----------       -----------     -----------

    Net cash used in financing activities                        (160,087)          (94,138)       (135,796)
                                                              -----------       -----------     -----------

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                           (86,332)           50,746          (3,784)

CASH AND CASH EQUIVALENTS - Beginning of year                     134,154            83,408          87,192
                                                              -----------       -----------     -----------

CASH AND CASH EQUIVALENTS - End of year                       $    47,822       $   134,154     $    83,408
                                                              ===========       ===========     ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

  Cash paid during the year for real estate taxes             $    78,339       $    72,946     $    73,633
                                                              ===========       ===========     ===========

  Cash paid during the year for interest                      $   340,663       $   152,916     $   156,959
                                                              ===========       ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                 SIERRA PACIFIC DEVELOPMENT FUND AND SUBSIDIARY
                       (A California Limited Partnership)

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

In February 1994, the Partnership created a California general partnership (Sierra Creekside Partners) with Sierra Mira Mesa Partners ("SMMP") to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Creekside property. The Partnership contributed the Property and SMMP contributed cash to this newly formed California general partnership. At December 31, 2000, the Partnership's remaining real estate asset was a 94.92% interest in Sierra Creekside Partners.

Basis of Financial Statements

The consolidated financial statements include the accounts of the Partnership and Sierra Creekside Partners, a majority owned California general partnership (see Note 4). All significant intercompany balances and transactions have been eliminated in consolidation.

The Partnership maintains its books and prepares its financial statements in accordance with accounting principles generally accepted in the United States. However, the Partnership prepares its tax returns on the accrual basis of accounting as defined by the Internal Revenue Code with adjustments to reconcile book and taxable income (loss) for differences in the treatment of certain income and expense items. The accompanying financial statements do not reflect any provision for federal or state income taxes since such taxes are the obligation of the individual partners.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid, short-term investments with original maturities of three months or less.

Sierra Pacific Development Fund
Notes to Consolidated Financial Statements
Page two

Fair Value of Financial Instruments

The financial instruments of the Partnership at December 31, 2000 and 1999 consist of cash and cash equivalents, receivables, accounts payable and note payable. The fair value of cash and cash equivalents, receivables, and accounts payable approximates the carrying value due to the short term nature of these items. In the opinion of management, the fair value of the note payable approximates the carrying value at December 31, 2000 as the interest rate is based on a floating index.

Income-Producing Property

Property is carried at cost and depreciated on the straight-line method over the estimated lives of the related assets, ranging from three to thirty years. Tenant improvements are carried at cost and depreciated on the straight-line method over the life of the related lease.

Expenditures for repairs and maintenance are charged against income as incurred. Improvements and major renewals are capitalized. Costs and the related accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal or when fully depreciated and any resulting gain or loss is reflected in income.

Prior to 1995, the Partnership assessed impairment of income-producing properties based upon appraised values and established provisions for impairment where appraisals indicated other than temporary declines in value. Effective January 1, 1995, the Partnership implemented Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Statement"). The Partnership regularly evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with the Statement. Future cash flows are estimated and compared to the carrying amount of the asset to determine if an impairment has occurred. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Partnership shall recognize an impairment loss in accordance with the Statement. Impairments totaling $1,000,000 were recognized prior to 1995 as appraisals indicated other than temporary declines in value. No such impairments have been recognized by the Partnership since 1995.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 2000. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

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

The Partnership periodically reveiws its outstanding receivables for uncollectibility and provides a provision for bad debts for those accounts it believes it may not collect in full.

Calculation of Equity and Net Loss Per Limited Partnership Unit

Equity and net loss per limited partnership unit are determined by dividing the Limited Partners' equity and net loss by 29,354, the number of limited partnership units outstanding for all periods presented.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Partnership has evaluated SFAS No. 133 and the impact on existing accounting policies and financial reporting disclosures. The Partnership believes the adoption of SFAS No. 133 will not have a material effect on its financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101), on Revenue Recognition in Financial Statements, which summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. The Partnership adopted the accounting provisions of SAB 101 in 2000. The implementation of SAB 101 did not have a significant effect on the Partnership's financial condition or results of operations.

Sierra Pacific Development Fund
Notes to Consolidated Financial Statements
Page four

2. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 2000 and 1999, is as follows:

                                                        2000              1999
                                                      --------          --------
Other assets:
   Prepaid expenses                                   $ 22,782          $ 14,906
   Tax impound                                          16,632                 0
   Deferred loan costs, net of accumulated
     amortization of $26,739 and $36,365               125,697            86,020
   Deferred leasing costs, net of accumulated
     amortization of $162,059 and $227,612             138,141           137,271
                                                      --------          --------
                                                      $303,252          $238,197
                                                      ========          ========
Accrued and other liabilities:
   Accounts payable                                   $ 20,413          $  2,684
   Accrued expenses                                      9,338                 0
   Security deposits                                    74,998            49,592
   Interest payable                                     32,899            12,549
   Unearned rental income                                3,839                 0
                                                      --------          --------
                                                      $141,487          $ 64,825
                                                      ========          ========

Sierra Pacific Development Fund
Notes to Consolidated Financial Statements
Page five

3. GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

Affiliates of the General Partner receive a monthly management fee totaling 6% of the gross rental income (as defined in the partnership agreement) collected from the property or $600, whichever is greater. Management fees paid to the affiliate for the years ended December 31, 2000, 1999 and 1998 were $48,832, $39,654 and $41,516, respectively.

An affiliate of the General Partner is entitled to reimbursement for expenses incurred by the affiliate for services provided to the Partnership such as accounting, legal, data processing and similar services. The affiliate was reimbursed $40,485, $50,428 and $38,922 for such services for the years ended December 31, 2000, 1999 and 1998, respectively. Additionally, the Partnership reimbursed affiliates for construction supervision costs incurred by the affiliates. For the years ended December 31, 2000, 1999 and 1998 the affiliates received $0, $0 and $6,209, respectively, for tenant improvements supervisory costs.

In consideration for services rendered with respect to initial leasing of Partnership properties, affiliates of the General Partner are paid initial leasing costs. For the years ended December 31, 2000, 1999 and 1998 these fees amounted to $0, $2,875 and $42,738, respectively, and were recorded as deferred leasing costs.

During 1996, the Partnership made a non-interest bearing loan to an affiliate in the amount of $26,916. This loan was uncollectible and subsequently written off to bad debt expense in 1999.

4. INCOME-PRODUCING PROPERTY

At December 31, 2000 and 1999, the total cost and accumulated depreciation of the property are as follows:

                                                 2000                  1999
                                              -----------           -----------

Land                                          $ 1,555,033           $ 1,555,033
Building and improvements                       4,121,155             4,291,935
                                              -----------           -----------

         Total                                  5,676,188             5,846,968

Accumulated depreciation                       (2,321,820)           (2,289,481)
Valuation allowance (Note 1)                   (1,000,000)           (1,000,000)
                                              -----------           -----------

         Net                                  $ 2,354,368           $ 2,557,487
                                              ===========           ===========

During 2000 and 1999, the Partnership removed $189,465 and $103,329, respectively, from its buildings and improvements and related accumulated depreciation accounts for fully depreciated property.

Sierra Pacific Development Fund
Notes to Consolidated Financial Statements
Page six

On February 1, 1994, the Partnership formed a California general partnership with Sierra Mira Mesa Partners ("SMMP"), an affiliate. The joint venture, known as Sierra Creekside Partners ("SCP"), was formed to develop and operate the Sierra Creekside property. The Partnership had a 79.2% equity interest in SCP with its contribution of Sierra Creekside. Such interest was computed based upon the estimated fair value of SCP's net assets at the date of formation of the joint venture. SMMP was allocated a 20.8% initial equity interest in SCP in exchange for its $745,000 cash contribution ($290,859, net, through December 31, 1997). SMMP made additional cash contributions of $85,300, $40,000 and $143,288 and received distributions of $178,000, $87,000 and $2,543,297 during 1998, 1999 and 2000, respectively. The percentage interests of the Partnership and SMMP are to be adjusted each year on January 1 during the term of SCP, beginning January 1, 1995 and ending December 31, 2013 unless terminated sooner, based upon the relative net contributions and distributions since inception through the preceding December 31. Accordingly, as of January 1, 1998, 1999 and 2000, the Partnership's interest in SCP was changed to 90.67%, 93.45% and 94.92%, respectively. On January 1, 2001, the Partnership's interest will be increased to 100% and SMMP's interest will be decreased to 0% to reflect the 2000 contributions and distributions. The excess of cash distributions to SMMP over cash contributions from SMMP and cumulative loss allocated to SMMP is reported as an asset in the Partnership's balance sheet. Under the terms of the SCP joint venture agreement, SMMP would be obligated to contribute to the Partnership any negative balance outstanding in its capital account upon liquidation of the Partnership.

Future minimum base rental income, under the existing operating leases for the Sierra Creekside property, to be recognized on a straight-line basis and amounts to be received on a cash basis are as follows:

                                 Straight-line           Cash
Year Ending December 31,              Basis              Basis
                                   ----------         ----------
          2001                     $1,011,775         $1,010,878
          2002                        849,895            866,281
          2003                        610,484            627,474
          2004                        312,290            322,417
          2005                        103,843            107,205
                                   ----------         ----------
            Total                  $2,888,287         $2,934,255
                                   ==========         ==========

During the year ended December 31, 2000, the Partnership relied on three tenants to generate 46% of total rental income. The breakdown for these three tenants' industry segments and rental income contribution is as follows: 15% for a construction industry tenant, 17% for a billing and collection services tenant, and 14% for a banking tenant.

During the year ended December 31, 1999, the Partnership relied on three tenants to generate 44% of total rental income. The breakdown for these three tenants' industry segments and rental income contribution is as follows: 16% for a tenant in the construction industry, 13% billing and collection services, and 15% banking.

5. NOTES PAYABLE

At December 31, 1999, note payable consisted of one loan with a bank with an original principal balance of $1,850,000. The note bore interest at 3.5% above the 11th District Cost of Funds Index with a minimum of 9% and a maximum of 14% (9% at December 31, 1999). The note was secured by substantially all of the assets of the Partnership. The maturity date of the note was July 1, 2005.

Sierra Pacific Development Fund
Notes to Consolidated Financial Statements
Page seven

On January 25, 2000, the bank note was repaid. On the same date, the Partnership entered into a new loan agreement with General Electric Capital Corporation ("GECC") in the amount of $4,250,000. The lender funded $4,050,000 at closing and held back $200,000 to be drawn upon to help finance future tenant improvements and leasing costs. This loan, which is secured by the Sierra Creekside property, bears interest at 2.75% above the GECC Composite Commercial Paper Rate (9.49% at December 31, 2000). Principal and interest payments are due monthly based on a 30-year amortization. The loan matures January 31, 2005. At December 31, 2000, the loan balance was $4,025,544.

Annual maturities on the GECC loan are: $29,347 in 2001; $29,347 in 2002; $29,347 in 2003; $29,347 in 2004; and $3,908,156 in 2005. The Partnership is
exposed to interest rate fluctuations associated with the loan.

6. PARTNERS' EQUITY

The partners' equity accounts have been adjusted to reflect an allocation of cumulative net loss to the partners in accordance with the agreement of limited partnership. This agreement provides that 99% of operating income, gains, losses, deductions and credits of the Partnership shall be allocated among the Limited Partners and 1% shall be allocated to the General Partner.

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

7. COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, the Partnership occasionally becomes party to litigation. In the opinion of management, pending or threatened litigation involving the Partnership will not have a material adverse effect on its financial condition.

8. PENDING TRANSACTION

CGS Real Estate Company, Inc. ("CGS") is continuing the development of a plan which will combine the Partnership's property with the properties of other real estate partnerships managed by CGS and its affiliates. These limited partnerships own office properties, industrial properties, shopping centers and residential apartment properties. It is expected that the acquiror, American Spectrum Realty, Inc. ("ASR"), would qualify as a real estate investment trust. Limited partners would receive shares of common stock in ASR, which would be listed on a national securities exchange. The transaction is subject to the approval of the limited partners of the partnerships. ASR filed a Registration Statement on Form S-4 August 14, 2000 relating to the solicitation of consents with the Securities and Exchange Commission. The Registration Statement was amended February 14, 2001.

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