Form 10-Q
period 2001-03-31
SIERRA PACIFIC DEVELOPMENT FUND
filed 2001-05-15
CIK 351698

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended                              March 31, 2001
                          ------------------------------------------------------
Commission file number                            0-11068
                          ------------------------------------------------------


                         SIERRA PACIFIC DEVELOPMENT FUND
                             (A LIMITED PARTNERSHIP)
                              ---------------------


      State of California                                   95-3643693
---------------------------------                    --------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification Number)


     5850 San Felipe, Suite 450
         Houston, Texas                                       77057
-----------------------------------------          ----------------------------
(Address of principal executive offices)                    (Zip Code)



Registrant's telephone number,
including area code:                                (713) 706-6271
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

                                                                        Page
                                                                       number

Consolidated Balance Sheets - March 31, 2001 and December 31, 2000        4

Consolidated Statements of Operations - For the Three Months Ended
March 31, 2001 and 2000                                                   5

Consolidated Statements of Changes in Partners' Equity - For the Year
Ended December 31,2000 and for the Three Months Ended March 31, 2001      6

Consolidated Statements of Cash Flows - For the Three Months Ended
March 31, 2001 and 2000                                                   7

Notes to Consolidated Financial Statements                                8


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)      OVERVIEW

The following discussion should be read in conjunction with the Sierra Pacific Development Fund's (the Partnership) Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns a 100% interest in the Sierra Creekside Partnership, which operates the Sierra Creekside property (the Property) in San Diego, CA.

(b)      RESULTS OF OPERATIONS

Rental income for the three months ended March 31, 2001 increased by approximately $57,000, or 25%, when compared to the same period in the prior year. This increase was primarily due to higher rental rates obtained as a result of tenant rollover at the Property. Further, several tenants renewed or extended their leases at higher rental rates. The Property was 100% occupied at March 31, 2001 and 2000.

Operating expenses for the three months ended March 31, 2001 increased by approximately $66,000, or 42%, in comparison to the corresponding period in 2000. This increase was principally due to higher maintenance and repair costs and utilities incurred during the quarter. In addition, insurance, accounting and auditing costs, and other operating expenses rose during the quarter.

Depreciation and amortization expenses for the first quarter decreased by approximately $9,000, or 11%, principally due to fully depreciated capitalized tenant improvements, when compared to the first quarter of the prior year.

Interest expense for the first quarter increased by approximately $19,000, or 26%, when compared to the first quarter of the prior year. As stated below, the Partnership refinanced its mortgage loan on the Property in January 2000.

An extraordinary loss of approximately $46,000 was recorded in the first quarter of the prior year due to the write-off of deferred loan costs associated with the payoff of the mortgage loan with Home Federal Savings.

(c)      LIQUIDITY AND CAPITAL RESOURCES

In January 2000, the Partnership paid its loan balance of $1,669,000 to Home Federal Savings and entered into a loan agreement with General Electric Capital Corporation (GECC) in the principal amount of $4,250,000. The lender funded $4,050,000 at closing and held back $200,000 to be drawn upon to help finance future tenant improvements and leasing costs. The Partnership received net proceeds of $2,222,000 as a result of the new loan. The loan is secured by the Property and bears interest at 2.75% above the GECC Composite Commercial Paper Rate. Principal and interest payments are due monthly based on a 30-year amortization. The loan matures January 31, 2005. The majority of the loan proceeds were distributed to the minority owner of the property, Sierra Mira Mesa Partners (SMMP).

The Partnership is in an illiquid position at March 31, 2001 with cash and billed receivables of approximately $29,000 and current liabilities of approximately $155,000. A secondary source of cash is available through contributions from SMMP. Management expects these contributions will be adequate to meet the financial obligations of the Partnership in the foreseeable future. During the three months ended March 31, 2000, SMMP contributed $31,000 to the Partnership and received distributions of $86,000 from the Partnership.

The Partnership's primary capital requirements are for the construction of new tenant space and debt obligations. It is anticipated that these requirements will be funded from the operations of the Property, the $200,000 tenant improvement/lease commission holdback, and contributions from SMMP.

Inflation:

The Partnership does not expect inflation to be a material factor in its operations in 2001.

                 SIERRA PACIFIC DEVELOPMENT FUND AND SUBSIDIARY
                             (A LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000

--------------------------------------------------------------------------------

                                                        March 31, 2001    December 31, 2000
                                                         (Unaudited)
                                                       ----------------  ------------------
ASSETS

Cash and cash equivalents                                $    24,914        $    47,822
Receivables:
   Unbilled rent                                              50,078             45,968
   Billed rent                                                 4,099             23,154
Income-producing property - net of
  accumulated depreciation and valuation
  allowance of $3,368,666 and $3,321,820,
  respectively                                             2,315,931          2,354,368
Other assets - net of accumulated amortization
  of $214,032 and $188,798, respectively                     322,118            303,252
Excess distributions to minority partner                   2,595,963          2,540,963
                                                         -----------        -----------

Total Assets                                             $ 5,313,103        $ 5,315,527
                                                         ===========        ===========

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities                            $   243,579        $   141,487
Note payable                                               4,018,219          4,025,544
                                                         -----------        -----------

Total Liabilities                                          4,261,798          4,167,031
                                                         -----------        -----------

Partners' equity (deficit):
  General Partner                                            (84,068)           (83,096)
  Limited Partners:
       30,000 units authorized,
       29,354 issued and
       outstanding                                         1,135,373          1,231,592
                                                         -----------        -----------

Total Partners' equity                                     1,051,305          1,148,496
                                                         -----------        -----------

Total Liabilities and Partners' equity                   $ 5,313,103        $ 5,315,527
                                                         ===========        ===========


                             SEE ACCOMPANYING NOTES

                 SIERRA PACIFIC DEVELOPMENT FUND AND SUBSIDIARY
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

--------------------------------------------------------------------------------

                                                        2001            2000
                                                     (Unaudited)     (Unaudited)
                                                     -----------    ------------
REVENUES:
  Rental income                                       $ 286,237       $ 229,440
                                                      ---------       ---------

          Total revenues                                286,237         229,440
                                                      ---------       ---------

EXPENSES:
  Operating expenses                                    219,691         154,180
  Depreciation and amortization                          72,080          81,042
  Interest                                               91,657          72,881
                                                      ---------       ---------

          Total costs and expenses                      383,428         308,103
                                                      ---------       ---------

LOSS BEFORE EXTRAORDINARY LOSS                          (97,191)        (78,663)

EXTRAORDINARY LOSS FROM WRITE-OFF
  OF DEFERRED LOAN COSTS                                      0         (46,020)
                                                      ---------       ---------

LOSS BEFORE MINORITY INTEREST'S SHARE
  OF CONSOLIDATED JOINT VENTURE LOSS                    (97,191)       (124,683)
                                                      ---------       ---------

MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS                             0           6,334
                                                      ---------       ---------

NET LOSS                                              $ (97,191)      $(118,349)
                                                      =========       =========

Per limited partnership unit:
  Loss before extraordinary loss                      $   (3.28)      $   (2.44)
  Extraordinary loss                                          0           (1.55)
                                                      ---------       ---------
Net loss per limited partnership unit                 $   (3.28)      $   (3.99)
                                                      =========       =========

                             SEE ACCOMPANYING NOTES

                 SIERRA PACIFIC DEVELOPMENT FUND AND SUBSIDIARY
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                          PARTNERS' EQUITY FOR THE YEAR
                           ENDED DECEMBER 31, 2000 AND
                           FOR THE THREE MONTHS ENDED
                                 MARCH 31, 2001

--------------------------------------------------------------------------------

                                                                     Limited Partners                                Total
                                                                --------------------------        General           Partners'
                                                                 Per Unit        Total            Partner            Equity
                                                                ----------    ------------      ------------      ------------

Proceeds from sale of
  partnership units                                              $500.00      $ 14,677,000                        $ 14,677,000
Underwriting commissions
  and other organization expenses                                 (60.29)       (1,769,862)                         (1,769,862)
Cumulative net (loss) income
  (to December 31, 1999)                                         (225.92)       (6,631,704)     $     14,600        (6,617,104)
Cumulative distributions
  (to December 31, 1999)                                         (166.75)       (4,894,473)          (14,600)       (4,909,073)
                                                                 -------      ------------      ------------      ------------

Partners' equity - January 1, 2000                                 47.04         1,380,961                 0         1,380,961
Transfer among general partner and limited partners                 2.75            80,771           (80,771)                0
Net loss                                                           (7.84)         (230,140)           (2,325)         (232,465)
                                                                 -------      ------------      ------------      ------------

Partners' equity (deficit) - December 31, 2000 (audited)           41.95         1,231,592           (83,096)        1,148,496
Net loss (unaudited)                                               (3.28)          (96,219)             (972)          (97,191)
                                                                 -------      ------------      ------------      ------------

Partners' equity (deficit) - March 31, 2001 (unaudited)          $ 38.67      $  1,135,373      $    (84,068)     $  1,051,305
                                                                 =======      ============      ============      ============

                             SEE ACCOMPANYING NOTES

                 SIERRA PACIFIC DEVELOPMENT FUND AND SUBSIDIARY
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

--------------------------------------------------------------------------------

                                                        2001           2000
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $   (97,191)   $  (118,349)
  Adjustments to reconcile net loss
  to cash provided by operating activities:
    Depreciation and amortization                         72,080         81,042
    Extraordinary loss from write-off of deferred
      loan costs                                               0         46,020
    Minority interest's share of consolidated
      joint venture loss                                       0         (6,334)
    Decrease in receivables                               14,945          9,553
    Increase in other assets                             (44,100)       (31,566)
    Increase in accrued and other liabilities            102,092         67,176
                                                     -----------    -----------

    Net cash provided by operating activities             47,826         47,542
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions                       (8,409)             0
                                                     -----------    -----------

    Net cash used in investing activities                 (8,409)             0
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from note payable secured by property             0      4,050,000
    Principal payments on notes payable                   (7,325)    (1,675,632)
    Payments on deferred loan costs                            0       (112,436)
    Contributions from minority partner                   31,000              0
    Distributions to minority partner                    (86,000)    (2,361,547)
                                                     -----------    -----------

    Net cash used in financing activities                (62,325)       (99,615)
                                                     -----------    -----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                           (22,908)       (52,073)

CASH AND CASH EQUIVALENTS
    Beginning of period                                   47,822        134,154
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS
    End of period                                    $    24,914    $    82,081
                                                     ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest          $    94,416    $    55,108
                                                     ===========    ===========

                             SEE ACCOMPANYING NOTES

                 SIERRA PACIFIC DEVELOPMENT FUND AND SUBSIDIARY
                             (A LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

1.       ORGANIZATION

In February 1994, Sierra Pacific Development Fund (the Partnership) created a general partnership (Sierra Creekside Partners (SCP)) with Sierra Mira Mesa Partners (SMMP) to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Creekside property. The percentage interests of the Partnership and SMMP are to be adjusted each year on January 1 during the term of SCP, beginning January 1, 1995 and ending December 31, 2013 unless terminated sooner, based upon the relative net contributions and distributions since inception through the preceding December 31. In 2000, SCP made distributions to SMMP in excess of SMMP's net cumulative contributions. Accordingly, on January 1, 2001, the Partnership's interest in SCP was increased to 100% from 94.92%. The excess distributions made to SMMP and cumulative loss allocated to SMMP is reported as an asset in the Partnership's balance sheet. Under the terms of the SCP joint venture agreement, SMMP would be obligated to contribute to the Partnership any negative balance standing in its capital account upon liquidation of the Partnership.

2.       BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and SCP at March 31, 2001. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at March 31, 2001 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 2000.

3.       RELATED PARTY TRANSACTIONS

Included in the financial statements for the three months ended March 31, 2001 and 2000 are affiliate transactions as follows:

                                                   March 31
                                          ----------------------------
                                             2001             2000
                                          -----------     ------------
       Management fees                     $ 15,859         $ 10,987
       Administrative fees                   10,355           10,632


Sierra Pacific Development Fund and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
Page two


4.       PARTNERS' EQUITY

Equity and net loss per limited partnership unit is determined by dividing the limited partners' share of the Partnership's equity and net loss by the number of limited partnership units outstanding, 29,354.

During 2000, an amount was transferred between the partners' equity accounts such that 99% of cumulative operating income, gains, losses, deductions and credits of the Partnership was allocated among the limited partners and 1% was allocated to the general partner. Management does not believe that the effect of this transfer was significant.

5.       PENDING TRANSACTION

CGS Real Estate Company, Inc. (CGS), an affiliate of the corporate general partner of the Partnership, is continuing the development of a plan which will combine the Partnership's property with the properties of other real estate partnerships managed by CGS and its affiliates. These limited partnerships own office properties, industrial properties, shopping centers and residential apartment properties. It is expected that the acquiror, American Spectrum Realty, Inc. (ASR), would qualify in the future as a real estate investment trust. Limited partners would receive shares of common stock in ASR, which would be listed on a national securities exchange.

The Partnership's participation in this plan will require the consent of its limited partners. ASR filed a registration statement on Form S-4 August 14, 2000 relating to the solicitation of consents with the Securities and Exchange Commission (SEC). The registration statement was amended February 14, 2001 and April 24, 2001. The plan and the benefits and risks thereof will be described in detail in the final prospectus/consent solicitation statement included in the registration statement filed under the Securities Act of 1933 at the time it is declared effective by the SEC. Following effectiveness, solicitation materials will be provided to limited partners in connection with the solicitation of the consent of the limited partners. There can be no assurances that the plan described above will be consummated.

6.       RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Partnership adopted the accounting provisions of SFAS No. 133 in 2001. The implementation of SFAS No. 133 did not have a significant effect on the Partnership's financial conditions or results of operations.

Sierra Pacific Development Fund and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
Page three


In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB 101), on Revenue Recognition in Financial Statements, which summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. The Partnership adopted the accounting provisions of SAB 101 in 2000. The implementation of SAB 101 did not have a significant effect on the Partnership's financial condition or results of operations.

7.       SUBSEQUENT EVENT

On April 16, 2001, the combined financial statements of the parent of the general partner and other affiliates were issued. The independent public accountant's report on such statements contained an explanatory paragraph relating to the ability of the combined entity to continue as a going concern. The combined entities have experienced losses in the periods presented and have a net capital deficiency. Certain entities in the combined financial statements have not made debt payments when due and various lenders have placed $10,520,000 of debt in default. Certain entities also need to pay or refinance a significant amount of debt coming due in the next twelve months. These factors raise substantial doubt about the ability of the combined entities, including the general partner, to continue as a going concern.

Management of the combined entities has plans related to these matters, which include obtaining additional loans from shareholders, obtaining extensions from lenders or refinancing all debt through the completion of the transaction discussed in Note 5. In addition, if necessary, management believes it could sell properties to generate cash to pay debt. The Partnership does not believe that the affect of the ultimate outcome of the circumstances surrounding the combined entities will have a material adverse effect on its results of operations or financial position.

                           PART II - OTHER INFORMATION

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None

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

                                        SIERRA PACIFIC DEVELOPMENT FUND
                                        a Limited Partnership
                                        S-P PROPERTIES, INC.
                                        General Partner


Date:  MAY 14, 2001                     /s/ THOMAS N. THURBER
       --------------                   ---------------------------------------
                                        Thomas N. Thurber
                                        President and Director


Date:  MAY 14, 2001                     /s/ G. ANTHONY EPPOLITO
       --------------                   ---------------------------------------
                                        G. Anthony Eppolito
                                        Chief Accountant