Form 10-Q
period 2001-06-30
SIERRA PACIFIC DEVELOPMENT FUND
filed 2001-08-14
CIK 351698

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter ended	June 30, 2001

Commission file number	0-11068

SIERRA PACIFIC DEVELOPMENT FUND
(A Limited Partnership)

State of California	95-3643693

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5850 San Felipe, Suite 450 Houston, Texas	77057

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(713) 706-6271

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐.

PART I  -  FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)	OVERVIEW

The following discussion should be read in conjunction with the Sierra Pacific Development Fund’s (the Partnership) Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns a 100% interest in the Sierra Creekside Partnership, which operates the Sierra Creekside property (the Property) in San Diego, CA.

(b)	RESULTS OF OPERATIONS

Rental income for the six months and three months ended June 30, 2001 rose by approximately $113,000, or 23%, and by approximately $56,000, or 22%, respectively, in comparison to the same periods in 2000. This increase was principally due to higher rental rates obtained as a result of tenant rollover at the Property.  In addition, several tenants renewed or extended their leases at higher rental rates.  The Property was 100% occupied at June 30, 2001 and 2000.

Operating expenses for the six months ended June 30, 2001 increased by approximately $88,000, or 33%, in comparison to the corresponding period in the prior year.  This increase was primarily due to higher maintenance and repair costs and utilities incurred during the period.  In addition, management fees rose as a result of the increase in rental revenue.  Further, insurance, accounting and auditing costs, and other operating expenses increased during the period.  Operating expenses for the three months ended June 30, 2001, increased by approximately $22,000 or 20%, principally due to higher utility costs and management fees incurred during the quarter.

Depreciation and amortization expenses for the six months and three months ended June 30, 2001, decreased by approximately $11,000, or 7%, and by approximately $2,000, or 2%, respectively, primarily due to fully depreciated capitalized tenant improvements when compared to the same periods in the prior year.

Interest expense for the six months ended June 30, 2001 increased by approximately $7,000, or 4%, when compared to the corresponding period in the prior year.  As stated below, the Partnership refinanced its mortgage loan on the Property in January 2000.  Interest expense for the quarter ended June 30, 2001 decreased by approximately $12,000 or 13%, principally as a result of lower interest rates.

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

During the six months ended June 30, 2001, the Partnership generated cash flows from operations of approximately $83,000 and paid approximately $187,000 for property additions and lease commissions.

The Partnership is in an illiquid position at June 30, 2001 with cash and billed receivables of approximately $99,000 and current liabilities of approximately $143,000.  A secondary source of cash is available through contributions from SMMP.  Management expects these contributions will be adequate to meet the financial obligations of the Partnership in the foreseeable future.  During the six months ended June 30, 2001, SMMP contributed $95,000 to the Partnership and received distributions of $88,000 from the Partnership.

The Partnership’s primary capital requirements are for the construction of new tenant space and debt obligations.  It is anticipated that these requirements will be funded from the operations of the Property, the $200,000 tenant improvement/lease commission holdback, and contributions from SMMP.

Inflation:

The Partnership does not expect inflation to be a material factor in its operations in 2001.

The Partnership considered the provision of Financial Reporting Release No. 48 A Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments. The Partnership had no holdings of derivative financial or commodity instruments at June 30, 2001. A review of the Partnership's other financial instruments and risk exposures at that date revealed that the Partnership had minor exposure to interest rate risk due to the floating rate note payable of $4,010,918. The Partnership utilized sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect the Partnership's financial position, results of operations or cash flows.

SIERRA PACIFIC DEVELOPMENT FUND (A Limited Partnership) CONSOLIDATED BALANCE SHEETS June 30, 2001 and December 31, 2000

	June 30, 2001 (Unaudited)	December 31, 2000

ASSETS

Cash and cash equivalents	$42,616	$47,822
Receivables:
Unbilled rent	55,981	45,968
Billed rent	0	23,154
Income-producing property - net of accumulated depreciation and valuation allowance of $3,354,431 and $3,321,820, respectively	2,340,048	2,354,368
Other assets - net of accumulated amortization of $209,322 and $188,798, respectively	344,709	303,252
Excess distributions to minority partner	2,533,963	2,540,963

Total Assets	$5,317,317	$5,315,527

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities	$232,226	$141,487
Note payable	4,010,918	4,025,544

Total Liabilities	4,243,144	4,167,031

Partners' equity (deficit):
General Partner	(83,839)	(83,096)
Limited Partners:
30,000 units authorized, 29,354 issued and outstanding	1,158,012	1,231,592

Total Partners' equity	1,074,173	1,148,496

Total Liabilities and Partners' equity	$5,317,317	$5,315,527

See Accompanying Notes

SIERRA PACIFIC DEVELOPMENT FUND (A Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS For the Six Months Ended June 30, 2001 and 2000 and for the Three Months Ended June 30, 2001 and 2000

	Six Months Ended June 30,		Three Months Ended June 30,

	2001	2000	2001	2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES:
Rental income	$602,808	$489,777	$316,571	$260,337

Total revenues	602,808	489,777	316,571	260,337

EXPENSES:
Operating expenses	356,843	268,936	137,152	114,756
Depreciation and amortization	149,289	160,035	77,209	78,993
Interest	170,999	164,372	79,342	91,491

Total costs and expenses	677,131	593,343	293,703	285,240

(LOSS) INCOME BEFORE EXTRAORDINARY LOSS	(74,323)	(103,566)	22,868	(24,903)

EXTRAORDINARY LOSS FROM WRITE-OFF
OF DEFERRED LOAN COSTS	0	(46,020)	0	0

(LOSS) INCOME BEFORE MINORITY INTEREST'S
SHARE OF CONSOLIDATED JOINT VENTURE
LOSS	(74,323)	(149,586)	22,868	(24,903)

MINORITY INTEREST'S SHARE OF
CONSOLIDATED JOINT VENTURE LOSS	0	7,599	0	1,265

NET (LOSS) INCOME	$(74,323)	$(141,987)	$22,868	$(23,638)

Per limited partnership unit:
(Loss) income before extraordinary loss	$(2.51)	$(3.24)	$0.77	$(0.80)
Extraordinary loss	0	(1.55)	0	0

Net (loss) income per limited partnership unit	$(2.51)	$(4.79)	$0.77	$(0.80)

See Accompanying Notes

SIERRA PACIFIC DEVELOPMENT FUND (A Limited Partnership) CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT) For the Year Ended December 31, 2000 and for the Six Months Ended June 30, 2001

	Limited Partners			Total
			General	Partners'
	Per Unit	Total	Partner	Equity

Proceeds from sale of partnership units	$500.00	$14,677,000		$14,677,000
Underwriting commissions and other organization expenses	(60.29)	(1,769,862)		(1,769,862)
Cumulative net (loss) income (to December 31, 1999)	(225.92)	(6,631,704)	$14,600	(6,617,104)
Cumulative distributions (to December 31, 1999)	(166.75)	(4,894,473)	(14,600)	(4,909,073)

Partners' equity - January 1, 2000	47.04	1,380,961	0	1,380,961
Transfer among general partner and limited partners	2.75	80,771	(80,771)	0
Net loss	(7.84)	(230,140)	(2,325)	(232,465)

Partners' equity (deficit) - December 31, 2000 (audited)	41.95	1,231,592	(83,096)	1,148,496
Net loss (unaudited)	(2.51)	(73,580)	(743)	(74,323)

Partners' equity (deficit) - June 30, 2001 (unaudited)	$39.44	$1,158,012	$(83,839)	$1,074,173

See Accompanying Notes

SIERRA PACIFIC DEVELOPMENT FUND (A Limited Partnership) CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2001 and 2000

	2001	2000
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(74,323)	$(141,987)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	149,289	160,035
Extraordinary loss from write-off of deferred loan costs	0	46,020
Minority interest's share of consolidated joint venture loss	0	(7,599)
Decrease (increase) in receivables	13,141	(7,097)
Increase in other assets	(95,631)	(18,339)
Increase in accrued and other liabilities	90,739	43,521

Net cash provided by operating activities	83,215	74,554

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property additions	(80,795)	0

Net cash used in investing activities	(80,795)	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable secured by property	0	4,050,000
Principal payments on note payable	(14,626)	(1,682,968)
Additions to deferred loan costs	0	(112,436)
Contributions from minority partner	95,000	78,091
Distributions to minority partner	(88,000)	(2,432,547)

Net cash used in financing activities	(7,626)	(99,860)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,206)	(25,306)

CASH AND CASH EQUIVALENTS
Beginning of period	47,822	134,154

CASH AND CASH EQUIVALENTS
End of period	$42,616	$108,848

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for real estate taxes	$41,866	$36,473

Cash paid during the period for interest	$179,396	$146,360

See Accompanying Notes

SIERRA PACIFIC DEVELOPMENT FUND AND SUBSIDIARY
(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.          ORGANIZATION

In February 1994, Sierra Pacific Development Fund (the Partnership) created a general partnership (Sierra Creekside Partners (SCP)) with Sierra Mira Mesa Partners (SMMP) to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Creekside property.  The percentage interests of the Partnership and SMMP are to be adjusted each year on January 1 during the term of SCP, beginning January 1, 1995 and ending December 31, 2013 unless terminated sooner, based upon the relative net contributions and distributions since inception through the preceding December 31.  In 2000, SCP made distributions to SMMP in excess of SMMP’s net cumulative contributions.  Accordingly, on January 1, 2001, the Partnership’s interest in SCP was increased to 100% from 94.92%.  The excess distributions made to SMMP and cumulative loss allocated to SMMP is reported as an asset in the Partnership’s balance sheet.  Under the terms of the SCP joint venture agreement, SMMP would be obligated to contribute to the Partnership any negative balance standing in its capital account upon liquidation of the Partnership.

2.          BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and SCP at June 30, 2001.  All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership’s management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at June 30, 2001 and results of operations and cash flows for the periods presented.  All adjustments included in these statements are of a normal and recurring nature.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 2000.

3.          RELATED PARTY TRANSACTIONS

Included in the financial statements for the six months ended June 30, 2001 and 2000 are affiliate transactions as follows:

	June 30

	2001	2000

Management fees	$30,612	$21,235
Administrative fees	21,788	20,398
Leasing fees	66,263	0
Construction fees	6,746	0

On April 16, 2001, the combined financial statements of the parent of the general partner and other affiliates, including the general partner, (the Company) were issued.  The independent public accountants report on such statements contained an explanatory paragraph relating to the ability of the Company to continue as a going concern.  The Company experienced losses in the periods presented and has a net capital deficiency.  Certain entities in the combined financial statements have not made debt payments when due and various lenders placed $10,520,000 of debt in default.  Certain entities also needed to pay or refinance a significant amount of debt coming due in the next twelve months.  These factors raise substantial doubt about the ability of the combined entities to continue as a going concern.

Management of the Company has plans related to these matters, which include, in addition to those items discussed above, obtaining additional loans from shareholders, obtaining extensions from lenders or refinancing all debts through the completion of the transaction discussed in Note 5.  In addition, if necessary, management believes it could sell properties to generate cash to pay debt.  The Partnership does not believe that the effect of the ultimate outcome of the circumstances surrounding the Company will have a material adverse effect on its results of operations or financial position.

4.          PARTNERS’ EQUITY

Equity and net loss per limited partnership unit is determined by dividing the limited partners’ share of the Partnership’s equity and net loss by the number of limited partnership units outstanding, 29,354.

During 2000, an amount was transferred between the partners’ equity accounts such that 99% of cumulative operating income, gains, losses, deductions and credits of the Partnership was allocated among the limited partners and 1% was allocated to the general partner.  Management does not believe that the effect of this transfer was significant.

5.          PENDING TRANSACTION

CGS Real Estate Company, Inc. (CGS), an affiliate of the corporate general partner of the Partnership, is continuing the development of a plan which will combine the Partnership’s property with the properties of other real estate partnerships managed by CGS and its affiliates.   These limited partnerships own office properties, industrial properties, shopping centers and residential apartment properties.  It is expected that the acquiror, American Spectrum Realty, Inc. (ASR), would qualify in the future as a real estate investment trust.  Limited partners would receive shares of common stock in ASR, which would be listed on a national securities exchange.

The Partnership’s participation in this plan will require the consent of its limited partners.  ASR filed a registration statement on Form S-4 August 14, 2000 relating to the solicitation of consents with the Securities and Exchange Commission (SEC).  The registration statement was amended February 14, 2001, April 24, 2001, June 26, 2001, and August 7, 2001 and was declared effective by the SEC on August 8, 2001.  The plan and the benefits and risks thereof were described in detail in the final prospectus/consent solicitation statement included in the registration statement filed under the Securities Act of 1933 at the time it was declared effective by the SEC.  Solicitation materials will be provided to limited partners in connection with the solicitation of the consent of the limited partners.  There can be no assurances that the plan described above will be consummated.

6.          RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value.  The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000.  The Partnership adopted the accounting provisions of SFAS No. 133 in 2001.  The implementation of SFAS No. 133 did not have a significant effect on the Partnership’s financial conditions or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB 101), on Revenue Recognition in Financial Statements, which summarizes certain of the SEC staff’s views on applying generally accepted accounting principles to revenue recognition in financial statements.  The Partnership adopted the accounting provisions of SAB 101 in 2000.  The implementation of SAB 101 did not have a significant effect on the Partnership’s financial condition or results of operations.

PART II  -  OTHER INFORMATION

ITEM  6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

             None

(b)        Reports on Form 8-K

             None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

SIERRA PACIFIC DEVELOPMENT FUND a Limited Partnership S-P PROPERTIES, INC. General Partner

Date:	August 13, 2001	/s/ Thomas N. Thurber

Thomas N. Thurber President and Director

Date:	August 13, 2001	/s/ G. Anthony Eppolito

G. Anthony Eppolito Chief Accountant